Form 10-Q
period 1996-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1996-08-14
CIK 942133

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q



X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           ACT OF 1934

           For quarter period ended June 30, 1996,


                                          OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to                .



                        Commission file number 0-25886



                         GARDEN FRESH RESTAURANT CORP.
                (Exact name of registrant as specified in its charter)

              Delaware                                      33-0028786
      (State or other Jurisdiction of                   (I.R.S. Employee
      Incorporation or Organization)                    Identification No.)


               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

                                  (619) 675-1600
               (Registrant's Telephone Number, Including Area Code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X     No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                            DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of June 30, 1996 was 4,106,127. There are no other classes of common stock.

This form 10-Q consists of a total of 15 pages. The exhibit index is located on page 15.

                        GARDEN FRESH RESTAURANT CORP.
                                 FORM 10-Q

                                   INDEX




                                                                           PAGE

PART I:     FINANCIAL INFORMATION

            Item 1:     Financial Statements

                        Condensed Balance Sheet at September 30, 1995
                        and June 30, 1996                                    3

                        Condensed Statement of Income for the three
                        months and nine months ended June 30, 1995
                        and June 30, 1996                                    4

                        Condensed Statement of Cash Flows for the
                        nine months ended June 30, 1995 and June 30,
                        1996                                                 5

                        Notes to Unaudited Condensed Financial
                        Statements                                           6

            Item 2:     Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                           7


PART II:    OTHER INFORMATION

            Item 1:     Legal Proceedings                                   12
            Item 2:     Changes in Securities                               12
            Item 3:     Defaults Upon Senior Securities                     12
            Item 4:     Submission of Matters to a Vote of
                        Security Holders                                    12
            Item 5:     Other Information                                   12
            Item 6:     Exhibits and Reports on Form 8-K                    12


GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)


                             PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENT
                                                      September  30, 1995     June 30, 1996
                                                                              (Unaudited)
ASSETS
     Cash                                             $    3,762               $      303
     Restricted certificates of deposit                      125                       63
     Inventories                                           2,002                    2,162
     Other current assets                                    430                    1,735
     Deferred income taxes                                 1,124                      852
                                                      ----------               ----------
     Total current assets                                  7,443                    5,115

Property and equipment, net                               27,257                   36,686
Intangible and other assets                                  960                    1,316
Deferred income taxes                                      1,049                      964
                                                      ----------              -----------
Total assets                                          $   36,709              $    44,081
                                                      ----------              -----------
                                                      ----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                 $    2,752              $     2,538
     Current portion of long-term debt                     1,762                    2,815
     Accrued liabilities                                   2,637                    4,575
                                                      ----------              -----------
     Total current liabilities                             7,151                    9,928

Accrued rent                                               1,503                    1,509
Long term debt, net of current portion                     2,255                    4,490

Shareholders' equity:
     Common stock, $.01 par value; 12,000,000
     shares authorized at September 30, 1995 and
     June 30, 1996 respectively; 4,099,347 and
     4,106,127 issued and outstanding at September
     30, 1995 and June 30, 1996, respectively.                41                       41

Paid in capital                                           37,643                   37,696

Accumulated deficit                                      (11,560)                  (9,583)

Common stock notes receivable                               (324)
                                                      ----------              -----------

Total shareholders' equity                                25,800                   28,154
                                                      ----------              -----------

Total liabilities and shareholders' equity            $   36,709              $    44,081
                                                      ----------              -----------
                                                      ----------              -----------


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended       Nine Months Ended
                                          --------------------    --------------------
                                          June 30,    June 30,    June 30,    June 30,
                                          1995        1996        1995        1996
                                          --------    --------    --------    --------
NET SALES                                 $ 15,764    $ 18,712     $ 44,530   $ 51,245

COST AND EXPENSES:

Cost of sales                                4,327       5,048       12,192     13,938
Restaurant operating expenses:
  Labor                                      4,348       5,105       12,690     14,269
  Occupancy and other                        3,924       4,374       11,386     12,427
General and administrative expenses          1,098       1,308        2,949      3,804
Depreciation and amortization                  853       1,148        2,522      3,179
                                          --------    --------    ---------   --------
Total costs and expenses                    14,550      16,983       41,739     47,617
                                          --------    --------     --------   --------
OPERATING INCOME                             1,214       1,729        2,791      3,628

Interest income (expense)                     (312)       (149)      (1,207)      (318)
Other income (expense)                         (96)        (15)        (120)       (48)
                                          --------    --------    ---------   --------
INCOME BEFORE INCOME
TAXES AND EXTRAORDINARY ITEM                   806       1,565        1,464      3,262

Provision for income taxes                      20         603           93      1,284

INCOME BEFORE EXTRAORDINARY ITEM               786         962        1,371      1,978

EXTRAORDINARY ITEM:

Early extinguishment of debt                   690                      690
                                          --------    ---------   ---------   --------
NET INCOME                                      96          962         681      1,978

Stock dividend                              (8,298)                  (8,298)
                                          --------    ---------   ---------   --------
Net income (loss) available to            $ (8,202)   $     962   $  (7,617)  $  1,978
common shareholders                       --------    ---------   ---------   --------
                                          --------    ---------   ---------   --------
Net income per share                                  $     .23               $    .48
                                                      ---------               --------
                                                      ---------               --------
Proforma net income (loss)
per share                                 $  (2.46)               $   (2.68)
                                          --------                ---------
                                          --------                ---------
Shares used in computing
net income per share                                      4,230                  4,155
                                                      ---------               --------
                                                      ---------               --------
Shares used in computing proforma
net income (loss) per share                  3,340                    2,845
                                          --------                ---------
                                          --------                ---------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                            Nine Months Ended
                                              -------------------------------------------
                                              June 30, 1995                 June 30, 1996
                                              -------------                 -------------
OPERATING ACTIVITIES:

Net income                                    $         681                 $       1,978
Adjustments to reconcile net income
to net cash provided by operating
activities:

     Depreciation and amortization                    2,647                         3,179
     Loss on disposal of property                       150                            48
     Non cash loss from extraordinary item              613
     Changes in operating assets and liabilities

       Inventories                                      (20)                         (160)
       Prepaid expenses and other current assets         721                        (1,305)
       Deferred tax assets                                                            357
       Accounts payable                                (529)                         (214)
       Accrued liabilities                             (375)                        1,938
       Accrued rent                                      35                             6
                                              -------------                 -------------
Net cash provided by operating activities             3,923                         5,827
                                              -------------                 -------------

INVESTING ACTIVITIES:

Acquisition of property and equipment
     New restaurants                                 (4,448)                      (11,046)
     Existing restaurant additions                   (1,449)                       (1,224)

Increase in intangible and other assets                (233)                         (743)
                                              -------------                 -------------
Net cash used in investing activities                (6,130)                      (13,013)
                                              -------------                 -------------
                                              -------------                 -------------

FINANCING ACTIVITIES:

Proceeds from long term debt and warrants             2,345                         4,931
Change in certificates of deposit
  restricted to secure debt                             225                            62
Repayment of long term debt                         (11,541)                       (1,644)
Net proceeds from issuance of common stock           11,699                            53
Net proceeds from stock note                                                          324
                                              -------------                 -------------
Net cash provided by financing activities             2,728                         3,726
                                              -------------                 -------------
Net increase (decrease) in cash                         521                        (3,460)

Unrestricted cash at beginning of period              2,039                         3,762
                                              -------------                 -------------
Unrestricted cash at end of period            $       2,560                 $         302
                                              -------------                 -------------
                                              -------------                 -------------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Unaudited)



1.     CONDENSED FINANCIAL STATEMENTS

       The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 1995 included in the Company's Form 10-K which was declared effective on December 21, 1995.


2.     NET INCOME PER SHARE

       Pro forma net income per share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common share equivalents are common stock options converted using the treasury stock method. Pro forma net income per share for the period ending June 30, 1995 gives retroactive adjustment for the conversion of all serial preferred stock into shares of common stock and the issuance of a preferential dividend consisting of 921,935 shares of common stock to preferred shareholders which occurred upon closing of the Company's initial public offering. Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the period ending June 30, 1996.


3.     PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


4.     DEBT

       The Company incurred new debt of $4,931,000 during the first nine months of fiscal 1996. Land, building and equipment for restaurants in Tempe, Arizona and Tampa, Florida and various locations in California were used as collateral for this debt. These funds will be used to finance the expansion currently planned for fiscal 1996 and 1997.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following table sets forth the percentage of net sales of certain items included in the
Company's statement of operating data for the periods indicated.

                                            3 Months Ended          9 Months Ended
                                          -------------------     -------------------
                                          June 30,    June 30,    June 30,    June 30,
                                          1995        1996        1995        1996

NET SALES                                 100.0%      100.0%      100.0%      100.0%


COST AND EXPENSES:

  Cost of sales                            27.4%       27.0%       27.4%       27.2%

  Restaurant operating expenses:

    Labor                                  27.6%       27.3%       28.5%       27.8%

    Occupancy and other                    24.9%       23.4%       25.5%       24.3%

  General and administrative expenses       7.0%        7.0%        6.6%        7.4%

  Depreciation and amortization             5.4%        6.1%        5.7%        6.2%

  Total operating expenses                  92.3%      90.8%       93.7%       92.9%


OPERATING INCOME                             7.7%       9.2%        6.3%        7.1%

  Interest expense                           2.0%        .8%        2.7%         .6%

  Other income (expense)                      .6%        .1%         .3%         .1%


INCOME BEFORE INCOME TAXES
AND EXTRA-ORDINARY ITEM                      5.1%       8.3%        3.3%        6.4%

Provision for income taxes                    .1%       3.2%         .2%        2.5%


INCOME BEFORE EXTRAORDINARY ITEM             5.0%       5.1%        3.1%        3.9%

Extraordinary item - early
extinguishment of debt                       4.4%        .0%        1.5%         .0%


NET INCOME                                    .6%       5.1%        1.6%        3.9%

Stock dividend                              52.6%        .0%       18.6%         .0%

Net income (loss) available to
common  shareholders                       -52.0%       5.1%      -17.0%        3.9%

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales for the three months ended June 30, 1996 increased 18.4% to $18.7 million from $15.8 million for the comparable 1995 period. This was due to the opening of six full size restaurants and one small, quick service restaurant since the comparable 1995 period. Additionally, the Company experienced a 2.2% increase in restaurant comparable sales which resulted from an increase in guest volume.

     COST OF SALES. Cost of sales for the three months ended June 30,1996 increased 16.3% to $5.0 million from $4.3 million for the comparable 1995 period. As a percent of sales, cost of sales for the three months ended June 30, 1996 decreased to 27.0% from 27.6% for the comparable 1995 period. The decrease was primarily due to better cost management.

     LABOR EXPENSE. Labor expense for the three months ended June 30, 1996 increased 18.6% to $5.1 million from $4.3 million for the comparable 1995 period. This increase was due to the new restaurants opened since the comparable 1995 period. As a percentage of sales the labor expense for the three months ended June 30, 1996 decreased to 27.3% from 27.6% in the comparable 1995 period due to the (i) leveraging of the higher sales volume on the fixed component of labor and (ii) lower benefits cost.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the three months ended June 30, 1996 increased 12.8% to $4.4 million from $3.9 million for the comparable 1995 period. This was due to the addition of six full size restaurants and one small, quick service restaurant since the comparable 1995 period. As a percent of net sales, occupancy and other operating costs for the three months ended June 30, 1996 decreased to 23.4% from 24.9% in the comparable 1995 period. This percentage decrease was due to less occupancy cost associated with the six new restaurants and higher sales volume per restaurant leveraging fixed occupancy costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1996 increased 18.2% to $1.3 million from $1.1 million for the comparable 1995 period. As a percent of net sales, general and administrative expenses for the three months ended June 30, 1996 approximated the comparable 1995 period.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses for the three months ended June 30, 1996 increased 22.2% to $1.1 million from $.9 million for the comparable 1995 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1995 period. Depreciation and amortization as a percent of net sales was 6.1% up from 5.4% for the comparable 1995 period.

     INTEREST EXPENSE. Total interest expense for the three months ended June 30, 1996 decreased 66.7% to $.1 million from $.3 million for the comparable 1995 period. Interest expense was reduced due to the payment of subordinated debt from the proceeds of the initial public offering completed in May 1995.


NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales for the nine months ended June 30, 1996 increased 15.1% to $51.2 million from $44.5 million for the comparable 1995 period. This was due to the opening of four full size restaurants and one small, quick service restaurant since the comparable 1995 period and the increase in comparable restaurant sales of 3.1%.

     COST OF SALES. Cost of sales for the nine months ended June 30, 1996 as a percent of sales decreased .2% from the comparable 1995 period, but was higher in total dollars by $1.7 million at $13.9 million due to higher sales volume.

     LABOR EXPENSE. Labor expense for the nine months ended June 30, 1996 increased 12.6% to $14.3 million from $12.7 million for the comparable 1995 period. This increase was due to the new restaurants opened since the comparable 1995 period. As a percentage of sales the labor expense for the nine months ended June 30, 1996 decreased .7% from 28.5% in the comparable 1995 period due to lower benefits costs and leveraging of higher sales volume per unit on the fixed components of labor.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the nine months ended June 30, 1996 increased 8.8% to $12.4 million from $11.4 million for the comparable 1995 period. This was due to the addition of four full size restaurants and one small, quick service restaurant since the comparable 1995 period. As a percent of net sales, occupancy and other operating costs for the nine months ended June 30, 1996 decreased to 24.3% from 25.5% in the comparable 1995 period. This percentage decrease was due to lower occupancy cost associated with the four new restaurants and higher sales volume per unit leveraging fixed occupancy costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended June 30, 1996 increased 31.0% to $3.8 million from $2.9 million for the comparable 1995 period. As a percent of net sales, general and administrative expenses for the nine months ended June 30, 1996 increased to 7.4% from 6.6% for the comparable 1995 period. This was due primarily to the increased training costs for managers required to open seven new stores in fiscal 1996, the increased costs associated with being a public company and personnel costs required to support the increased sales volume.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expenses for the nine months ended June 30, 1996 increased 28.0% to $3.2 million from $2.5 million for the comparable 1995 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1995 period. Depreciation and amortization as a percent of net sales was 6.2% up from 5.7% for the comparable 1995 period.

     INTEREST EXPENSE. Total interest expense for the nine months ended June 30, 1996 decreased 75% to $.3 million from $1.2 million for the comparable 1995 period. Interest expense was reduced due to the reduction of debt from the proceeds of the initial public offering completed in May 1995.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its cash requirements principally from operating activities, the private placement of preferred stock, external debt and capital leases and a public stock offering. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 1996 the Company generated $5.8 million in cash flow from operating activities. During this period the Company acquired property and equipment totalling $12.2 million, and paid down existing debt of $1.6 million, added additional debt of $4.9 million and received $.3 million on payment from a promissory note tendered by a former employee to purchase common stock, all of which resulted in a negative $3.5 million in total cash flow.

     The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for nine restaurants, including the land for four sites the Company expects to open in fiscal 1996 and 1997. During the first nine months of fiscal 1996, the Company opened one small, quick service restaurant and four full size restaurants. As of June 30, 1996 the Company operated 40 restaurants. Capital expenditures totalled $12.2 million during the first nine months of fiscal 1996 and $5.9 million for the comparable period in fiscal 1995, which directly caused the negative cash flow in fiscal year 1996.

     The cash investment to open the one small, quick service and four full size restaurants as of June 30, 1996 was $6.4 million excluding pre-opening costs. The pre-opening costs for the one small, quick service and four full size restaurants opened in fiscal year 1996 were $661,000. The Company has closed two escrows for sites expected to open in the fourth quarter of fiscal 1996. The Company has signed four leases and opened one escrow and closed two escrow for sites expected to open in fiscal 1997. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1996 of $9.6 million for new restaurant openings, the Company has budgeted $1.2 million in expenditures for fiscal 1996 for capital improvements at existing sites.

     The Company will need to rely on funds generated from revenues as well as additional outside capital to finance a portion of the expansion currently planned for the fourth quarter of fiscal 1996, as well as any expansion taking place after fiscal 1996. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. While the Company believes that it has adequate outside resources to attract capital, there can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all.


IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. The Company does not believe that inflation has materially affected earnings during the past three years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to guests.


BUSINESS RISKS

     This form 10-Q includes some forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form S-1 registration statement which was declared effective on May 16, 1995.

     CERTAIN OPERATING RESULTS AND CONSIDERATION

     In fiscal 1994 and 1995, respectively, the Company experienced an increase of 1.2% and an increase of 2.0% in comparable restaurant sales. In the first nine months of fiscal 1995 and 1996, respectively, the Company's comparable restaurant sales increased by approximately 1.3% and 3.1%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

     EXPANSION RISKS:  FUTURE RESTAURANT FINANCING CAPITAL NEEDS

     The Company opened three restaurants in fiscal 1995 and has opened one small, quick service and four full size restaurants in fiscal 1996. Since June 30, 1996, the Company has opened two new restaurants and currently intends to open one additional restaurant in the fourth quarter of fiscal 1996. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurant will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

     COST SENSITIVITY

     The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

     IMPORTANCE OF KEY EMPLOYEES

     The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its three executive officers, Michael P. Mack, David W. Qualls and R. Gregory Keller. The loss of any of these three individuals could have a material adverse effect on the Company's business and its financial results of operations. The success of the Company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees.


     SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business experiences seasonal fluctuations, as a disproportionate amount of the Company's net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

     GEOGRAPHIC CONCENTRATION IN CALIFORNIA;  RESTAURANT BASE

     As of June 30, 1996, twenty-nine of the Company's forty existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. California and much of the rest of the United States recently experienced an economic recession. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long- term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's results of operations than would be the case in a company with a larger number of restaurants.

     VOLATILITY OF STOCK PRICE

     The market price of the Company's common stock has fluctuated since the initial public offering of the common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

                         PART II - OTHER INFORMATION


Item 1.     Legal Proceedings                               Not Applicable

Item 2.     Changes in Securities                           Not Applicable

Item 3.     Default upon Senior Securities                  Not Applicable

Item 4.     Submission of Matters to a Vote
            of Security Holders                             Not Applicable

Item 5.     Other Information                               Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

            a.  Exhibits:

                The Exhibits required by Item 6(a) of this report are listed in the Exhibit Index on page 15 herewith.

            b.  Report on Form 8-K:

                No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDEN FRESH RESTAURANT CORP.
(Registrant)


Michael P. Mack
Michael P. Mack
Chief Executive Officer/President
(Principal Executive Officer)



David W. Qualls
David W. Qualls
Chief Financial Officer
(Principal Accounting and Financial Officer)



DATED:  August 13, 1996

                              EXHIBIT INDEX


EXHIBIT NO.           DESCRIPTION                               PAGE NUMBER

3.1*    Restated Certificate of Incorporation of
        Garden Fresh Restaurant Corp.                               ---

3.2**   Bylaws of Garden Fresh Restaurant Corp., as amended.        ---

10.1**  Form of Indemnity Agreement for executive
        officers and directors.                                     ---

10.2**  The Company's Restaurant Management Stock
        Option Plan, as amended.                                    ---

10.3**  The Company's Key Employee Stock Option
        Plan, as amended.                                           ---

10.4**  The Company's 1995 Outside Director
        Stock Option Plan.                                          ---

10.5**  The Company's 1995 Key Employee Stock
        Option Plan, as amended.                                    ---

10.6**  Series B Preferred Stock Purchase Agreement
        dated as of November 15, 1985 among the
        Company and the other signatories thereto.                  ---

10.7**  Series C Preferred Stock Purchase Agreement
        dated as of April 13, 1987 among the Company
        and the other signatories thereto.                          ---

10.8**  Series D Preferred Stock Purchase Agreement
        dated as of January 12, 1988 among the
        Company and the other signatories thereto.                  ---

10.9**  Fifth Modification Agreement dated as of
        November 10, 1992 among the Company and
        the other signatories thereto, as amended.                  ---

10.12** License Agreement for New Zealand/Australia
        dated as of March 8, 1991 between the
        Company and Outset Investments (NZ) Limited,
        as amended on June 7, 1991, September 10, 1993
        and March 4, 1994.                                          ---

10.13** Park Terrace Office Park Lease between the
        Company and Park Terrace Partners dated
        November 1, 1991.                                           ---

- - --------------------------------
* Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

**   Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 to Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, except that Exhibit 3.4 is incorporated from Exhibits 3.4 and 3.4A,
Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit
10.3 is incorporated by reference from Exhibits 10.3 and 10.3A, Exhibit 10.5 is incorporated by reference from Exhibits 10.5 and 10.5A, and Exhibit 10.9 is incorporated by reference from Exhibits 10.9 and 10.9A.

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH ANNUAL REPORT ON FORM 10-Q