Form 10-K
period 1996-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1996-12-18
CIK 942133

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended September 30, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from            to

                           Commission File Number 0-25886

                            GARDEN FRESH RESTAURANT CORP.
               (Exact name of registrant as specified in its charter)

          Delaware                                                   33-0028786
  (State or other jurisdiction of                             (I.R.S.  Employer
  incorporation or organization)                            Identification No.)

  17180 Bernardo Center Drive                                          92128
        San Diego, CA                                                (Zip Code)
  (Address of principal executive offices)

          Registrant's telephone number, including area code (619) 675-1600

             Securities registered pursuant to Section 12(b) of the Act:
                                       None
             Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.01 par value
                                  (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III or this Form 10-K or any amendment to this Form 10-K.

Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 2, 1996 was $27,454,300. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more.

Number of shares of Common Stock, $.01 par value, outstanding as of December 2, 1996 was 4,153,743.

                            DOCUMENTS INCORPORATED BY REFERENCE

           Documents                                        Form 10-K Reference

(1)  Proxy Statement for the Annual Meeting of Stockholders scheduled for
February 26, 1997                                       Items 10, 11, 12 and 13
                                                        of Part III

                                 GARDEN FRESH RESTAURANT CORP.

                                   ANNUAL REPORT ON FORM 10-K


                                        TABLE OF CONTENTS

                                                                       Page
                                                                        No.

PART I                                                                    3

  Item 1.       BUSINESS                                                  3
  Item 2.       PROPERTIES                                               14
  Item 3.       LEGAL PROCEEDINGS                                        14
  Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      14

PART II                                                                  15

  Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS                                      15
  Item 6.       SELECTED FINANCIAL DATA                                  16
  Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                      18
  Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              24
  Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                      24

PART III                                                                 24
  Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT       24
  Item 11.      EXECUTIVE COMPENSATION                                   25
  Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT                                               25
  Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           25

PART IV                                                                  25

  Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                ON FORM 8-K                                              25

                SIGNATURES                                               26

                                    PART I
Item 1.  BUSINESS

  This Form 10-K contains a number of forward-looking statements, including, without limitation, statements about the Company's plans for expansion, which statements reflect the Company's current views with respect to future events that will have an effect on the Company's financial performance. The Company cautions investors that any forward-looking statements made by the Company are subject to various risks and uncertainties, including those set forth under "Business Risk" and elsewhere herein, that could cause actual results to differ materially from such forward-looking statements of from historical results. Readers are cautioned not to place undue reliance on these forward-looking statements.

                                  THE COMPANY

   Garden Fresh Restaurant Corp. (the "Company") was founded in 1983 and currently operates 45 salad buffet restaurants in California, Florida, Arizona and New Mexico under the names Souplantation and Sweet Tomatoes. The Company's restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company's concept falls within a niche of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is a leader in the salad buffet restaurant niche due, in part, to the number of its operating restaurants, that it is well-positioned to further penetrate this niche and that the opportunity for expansion within the salad buffet niche currently is attractive relative to expansion opportunities in many other restaurant segments.

   The restaurants have, as their centerpiece, two approximately 55-foot long salad bars that offer a broad selection of fresh cut greens, vegetables, toppings and dressings, fresh tossed specialty salads and other prepared salads. The restaurants also feature complementary menu offerings that are presented in a scatter bar format. These offerings consist of a soup bar with five to six soups made from scratch, an on-site bakery serving hot muffins, breads and pizza foccacias, a hot pasta bar, a frozen yogurt bar and a fresh fruit bar. The Company seeks to provide its guests with a level of service not typically associated with a buffet restaurant.

   The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $5.59 to $6.99 at lunch and from $6.99 to $7.49 at dinner. Discounts are provided to children under 12 and senior citizens. The Company's restaurants are designed to appeal to a broad range of guests of all ages, including the nutritionally conscious.

   Of the 45 restaurants, 24 are located in Southern California using the name Souplantation, and 5, 7, 7 and 2 are located in Northern California, Florida, Arizona and New Mexico respectively using the name Sweet Tomatoes. The Company intends to expand in fiscal 1997, primarily new markets outside of California. In fiscal 1996, the Company opened one mini-restaurant in California, four additional restaurants in Arizona, two additional restaurants in the Florida market and one in New Mexico. In fiscal 1997 the Company anticipates opening approximately eight restaurants. The Company is also currently investigating further expansion beyond fiscal 1997 in new markets outside of California.

  The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks-Expansion Risks: Future Restaurant Financing Capital Needs."

   The Company was incorporated in California in 1983 and reincorporated in Delaware in 1987. The Company's executive offices are located at 17180 Bernardo Center Drive, San Diego, California 92128, and its telephone number is
(619) 675- 1600.

STRATEGY

   The key elements of the Company's strategies are as follows:

   Fresh, Great Tasting Salads and Other Complementary Foods. The Company's menu offerings feature fresh, great tasting salads, and include other complementary foods, such as soups, hot pastas and fresh baked goods. The Company is committed to using fresh produce and high quality groceries in its menu offerings. Certain menu items are prepared daily from scratch, and all menu items are closely monitored on the food bars and frequently replenished. The Company devotes a significant portion of its new recipe development efforts to salad offerings.

   Excellent Service. The Company seeks to provide its guests with a level of service not typically associated with a buffet restaurant. The Company has established several programs designed to maximize guest service and satisfaction. For example, the Company has implemented a "zero defect" program on certain popular food offerings in an effort to offer consistently high quality food. In addition, the Company seeks to attract and retain friendly, guest-oriented employees.

   Cost Management. The Company seeks to carefully manage food and labor costs. The core of this strategy is the Company's proprietary computer information system that is fully integrated throughout the Company. The system is used as a critical planning tool by corporate and restaurant managers in three primary areas: production, labor and financial and accounting controls. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company's food purchasing programs are designed to minimize and stabilize fluctuating food costs through vendor discounts based upon volume purchases and, for some foods, two month to one year fixed price supply contracts.

   Expansion. The Company intends to expand in fiscal 1997 primarily in new markets outside of California. In fiscal 1996, the Company opened one mini-restaurant in California, four additional restaurants in Arizona, two additional restaurants in the Florida market and two new restaurants in New Mexico. In fiscal 1997, the Company anticipates opening approximately eight restaurants. The Company is also currently investigating further expansion beyond fiscal 1997 in new markets outside of California.

  The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks - Expansion Risks: Future Restaurant Financing Capital Needs."

   Distinctive Appearance and Casual Atmosphere. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The restaurants have, as their centerpiece, two approximately 55- foot long salad bars located near the entrance of the restaurant. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of the traffic while providing guests with convenient access to the food items.

   Excellent Price/Value Relationship. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu for a fixed price, which ranges depending on region and time of day, from $5.59 to $6.99 at lunch and from $6.99 to $7.49 at dinner, plus the price of a beverage. Discounts are provided for children under 12 and senior citizens.

CONCEPT AND MENU

   The Company seeks to differentiate itself from restaurants outside the salad buffet niche, including non-salad buffet concepts and moderately-priced casual dining restaurants, by focusing on fresh, great tasting salads. In addition, the Company offers a number of complementary food items, including soups, hot pasta, fresh baked goods, fresh fruit and frozen yogurt. The Company also seeks to provide its guests with a level of customer service not typically associated with a buffet restaurant.

   The Company offers lunch and dinner with unlimited access to its entire menu for a fixed price from approximately $5.59 to $7.49, depending on region and time of day, plus the price of a beverage. Discounts are provided for children under 12 and senior citizens. Restaurants are open seven days a week from 11:00 a.m. to 9:00 p.m., Sunday through Thursday, and 11:00 a.m. to 10:00 p.m. on Friday and Saturday. In fiscal 1996, net sales generated from lunch and dinner represented approximately 44% and 56% of net sales, respectively.

   Souplantation/Sweet Tomatoes restaurants generally have a similar appearance, which are primarily defined by the two approximately 55-foot long salad bars located near the entrance of the restaurants. The salad bars offer specialty tossed salads, signature salads and various fresh cut salad ingredients that allow guests to make their own salads. The remainder of the complementary menu offerings, including soups, hot pasta, fresh baked goods, fresh fruit and frozen yogurt, are presented in a scatter bar format designed for convenient access by the guests. Employees frequently replenish the menu offerings, maintain all areas of the restaurant in a clean, sanitary condition and answer guest questions. The freedom of self-service allows rushed guests to eat quickly, while those desiring a leisurely meal can take their time.

   The following is a description of the Company's menu items in the order they would appear to a guest walking along the various food bars in a typical restaurant:

   Salads. Upon entering the restaurant, guests are greeted at the door and begin to walk along either of the two approximately 55-foot long salad bars. The first featured selections along the salad bars are two to three specialty salads that are tossed fresh approximately every 30 minutes. The selections are changed periodically for variety. The following is a partial listing of the Company's specialty salad recipes:

Antipasta Salad                             Greek Salad
Barbecue Chicken Chopped Salad              Ranchero Taco Salad
Caesar Salad                                Shrimp & Krab Louie Salad
Caribbean Krab Salad                        Sonoma Artichoke Salad
Chinese Chicken Salad                       Spinach Salad with Mandarin
Oranges Chopped Salad with Smoked Turkey               and Caramelized Walnuts
         and Roasted Red Pepper

   Following the specialty tossed salads on the salad bar, guests can make their own salads by choosing from a broad assortment of fresh cut salad ingredients. The salad bar offers three types of lettuce (romaine, iceberg and one other rotational lettuce), an assortment of 11 seasonal fresh cut vegetables (such as grated carrots, sliced mushrooms, chopped bell peppers and diced jicama), 10 toppings (such as sunflower seeds, fresh bacon bits, grated cheddar cheese and crumbled eggs), various condiments and 8 dressings. Employees located between the two salad bars replenish the salad offerings frequently and assist guests.

   Next, the salad bar features five to six prepared signature salads. The following is a partial list of the Company's signature salad recipes:

Aunt Doris' Red Pepper Slaw                 Poppyseed Coleslaw
Baja Bean with Cilantro Salad               Roasted Potato Salad with
Basil Tortellini Salad                          Chipotle Vinaigrette
Chinese Krab Salad                          Shrimp Tarragon Salad
Mandarin Noodles with                       Soba Noodle with Chicken
    Broccoli and Sesame Seeds               Southern Dill Potato Salad

Mandarin Shells with Almonds                Spinach Pasta with Raspberry
  and Snow Peas                                Vinaigrette
Moroccan Marinated Vegetables               Thai Noodle with Peanut Sauce
Pesto Kashi                                 Tumbleweed Tortellini Salad
Picante Pasta Salad                         Tuna Tarragon Salad

   Beverages. At the end of the salad bar, the Company offers an assortment of beverages, including fresh juices, milk, soft drinks, sparkling waters, lemonades, and where available, beer and wine. Refills of soft drinks, coffee and tea are provided at no extra cost.

   Soup Bar. The soup bar contains a selection of five to six soups made fresh daily, featuring three regular offerings of chicken noodle soup, clam chowder and chili. The Company seeks to offer only the highest quality soups. In making one of its most popular dishes, chicken noodle soup, the Company cooks its own chicken broilers, selecting only the white meat for use in the soup and using some of the remaining portion to create a natural broth. The Company offers additional soups that are selected from the Company's soup recipes, including the following:

Albondigas Buenas Soup                      Irish Potato Leek Soup
Chesapeake Corn Chowder                     Lentil Beef Soup
Chicken Noodle Soup                         Navy Bean Soup
Chili                                       Shrimp Bisque
Clam Chowder                                Turkey Cassoulet
Cream of Chicken Soup                       Vegetable Beef Stew
Cream of Mushroom Soup                      Vegetarian Harvest Soup

   Pasta Bar. At the pasta bar, guests can select from two hot pasta dishes with a choice of sauces that are alternated daily. The choice of pasta noodles rotate between fettucine, basil garlic fettucine, radiatore, rotelle, small shells, garlic fettucine and spinach fettucine. Pasta is prepared fresh to order by employees located at the pasta station and served in individual servings to ensure that both the pasta and the sauce remain hot. The Company's pasta sauce recipes include the following:

Alfredo alla Gambretto                      Salsa alla Marinara
Alfredo alla Vongole                        Salsa alla Polpetta
Pesto Cream Sauce                           Sundried Tomato Cream
Salsa alla Bolognese                        Tomato Basil

   Baked Goods. Each day, the bakery bar offers three different muffins, two varieties of fresh dough pizza foccacias and a variety of freshly baked breads. In addition, the Company offers baked potatoes and assorted toppings. All muffins and other baked goods are baked on site and replenished frequently to ensure warmth and freshness. The Company's muffin recipes include the following:

Apple Nut                                   Lemon Poppyseed Surprise
Carrot Pineapple                            Mandarin Almond
Chocolate Brownie                           Peanut Butter
Chocolate Chip Mandarin                     Pumpkin Raisin
Cornbread                                   Wild Maine Blueberry

   Desserts. Each restaurant offers several varieties of fresh fruit and other dessert items. The most popular dessert offering is frozen yogurt. At the yogurt bar, guests have the choice of two varieties of frozen yogurt assorted toppings (such as oreo cookie crumbs, granola, sprinkles and nuts) and chocolate sauce.

UNIT ECONOMICS

   For the 52 weeks ended September 30, 1996, the 35 restaurants that were open for the entire period had an average of approximately 292,000 guest visits during the period, generated average net sales of approximately $1,902,000 average restaurant operating income (sales less cost of sales, restaurant operating expenses, amortization and depreciation) of approximately $292,000 or 15.4% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $397,000. The Company's average cash investment for the eight restaurants opened in fiscal 1996, excluding land purchases and pre-opening costs, was approximately $1.26 million. Pre-opening costs averaged approximately $132,000 for the eight restaurants opened in fiscal 1996. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

RESTAURANT MANAGEMENT

   Management. Each of the Company's senior corporate managers has an average of more than 10 years restaurant management experience. The Company seeks to attract and retain friendly, guest-oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes a two month "hands- on" technical training course in an existing restaurant that covers day to day restaurant operations. The Company also selects restaurant management employees for participation in ongoing management training programs that focus on motivation techniques, performance reviews, team-building, interviewing and other management skills.

   General managers are responsible for managing their respective restaurants and report to district managers. Each district manager is responsible for four to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, two or three assistant managers and several other key employees. The Company recruits most of its assistant managers from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company's general managers have been promoted from assistant manager. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on actual restaurant performance as compared to budget and guest satisfaction. As an additional incentive, restaurant managers are eligible for stock options.

RESTAURANT OPERATIONS

   Computer Information System. The Company has developed a proprietary computer accounting and management information system that is fully integrated throughout the Company, including in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and permits significantly shorter management reaction time. The system is used as a critical planning tool by corporate and restaurant managers in three primary areas: production, labor and financial and accounting controls. The system can generate forecasts of estimated guest volumes and other predictive data, thereby assisting restaurant assistant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, as it produces automated daily labor reports outlining the restaurant's staffing needs based on changing trends and guest volume forecasts. The Company's information system also assists corporate and restaurant managers in producing current financial and management reports, including full restaurant profit and loss statements, on a daily basis.

   Cost Management. The Company is very focused on cost management. The core component of the Company's cost management program is the Company's computer information system. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Weekly computer-generated profit and loss statements and monthly accounting department-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels. The Company also seeks to manage costs through its food purchasing programs.

   Food Purchasing. Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company's food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company purchases certain food items pursuant to two month to one year fixed price supply contracts that are not subject to minimum quantity requirements. Although contracted directly by the Company, all produce and groceries are delivered to the Company's regional distributors, who in turn deliver the produce and groceries to the individual restaurants and central kitchen restaurants approximately three to five times a week. At each restaurant, the production assistant manager is responsible for ensuring that all deliveries meet the Company's guidelines regarding freshness and quality.

   Food Preparation and Quality Control. The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staffs prepare certain food items from scratch daily. Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins and pizza foccacias, are made on-site in small batches throughout the day in order to maintain high levels of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and commissary in an effort to achieve consistently high quality. The Company's food development effort focuses on the creation of new recipes within existing food product categories. A significant portion of its recipe development effort is devoted to salad offerings. The Company's computer system assists the restaurant managers in monitoring quality control by providing a detailed analysis of the raw materials used in the creation of each finished product.

   Central Kitchens. In four geographic areas, the Company uses central kitchens located in existing restaurants to prepare certain menu offerings on a more efficient scale using the identical food preparation processes as the restaurants. Each central kitchen currently services between two and seven restaurants. Items prepared in the central kitchen are delivered daily to the Company's local restaurants. The Company believes that, where economically feasible, the use of central commissaries assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests.

MARKETING AND PROMOTION

   The Company's marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. The Company has instituted several programs in an effort to develop loyal guests for repeat business. Under the Company's "first-time guest" program, guests are greeted at the door and asked if they have previously eaten at a Souplantation/Sweet Tomatoes restaurant. Guests who identify themselves as first-time guests receive an information sheet that introduces them to the restaurant. After being seated, first-time guests are typically welcomed by a restaurant manager who provides them with further information about the restaurants. In addition, the Company has implemented a "zero defect" program in its restaurants on certain popular food offerings in an effort to provide consistently high quality products. The "zero defect" program establishes highly detailed procedures describing the precise methods under which these certain popular food offerings are prepared, presented and replenished.

   A significant portion of the Company's external marketing effort consists of attracting new guests through the use of free standing inserts ("FSIs"). FSIs contain descriptive information regarding the restaurants, as well as discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company recently initiated a "Business-to-Business" program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

   In addition, the restaurants periodically co-sponsor fund-raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. The program typically includes special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees are invited.

   In fiscal 1996, marketing and promotion expenses constituted approximately 2.1% of total net sales.

CUSTOMER SERVICE

   One of the Company's fundamental strategies is to develop a strong core of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet. The Company seeks to attract and retain friendly, customer-oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions and assist guests in serving themselves. The Company devotes substantial attention and resources to maintaining cleanliness and fresh presentation of the salad and other food bars in order to enhance the visual appeal of the menu offerings.

   The Company actively solicits guest input through the use of comment cards and attempts to respond in writing to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in-house market research through exit interviews and guest focus groups on an ongoing basis in order to be responsive to changes in guest tastes and expectations. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately three times per month. The results of these independent evaluations are taken into consideration in determining each restaurant manager's monthly bonus.

RESTAURANT DESIGN

   Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 200 guests, emphasizes finished wood and plants. The Company's existing restaurants average approximately 7,500 square feet (including the dining area, kitchen and food preparation and storage areas), with new restaurants based on the Company's latest prototype averaging approximately 6,700 square feet. Certain of the Company's restaurants provide limited outdoor seating.



   The following is a list of the Company's restaurants and their locations by region:

                                                                 APPROXIMATE
LOCATION                              DATE OPENED            SQUARE FOOTAGE (1)

Region:  Southern California (2)
 Del Mar (San Diego)                 September 1993                  6,760
 Laguna Niguel                       July 1993                       6,800
 Rancho Bernardo (San Diego)         January 1993                    6,760
 San Bernardino                      May 1992                        6,500
 Fountain Valley                     January 1990                    7,500(3)
 Brentwood (Los Angeles)             January 1990                    6,580
 Beverly (Los Angeles)               September 1989                  8,097
 Alhambra                            September 1989                  7,500
 Marina del Rey                      June 1989                       8,490
 Costa Mesa                          May 1989                       10,142
 Rancho Cucamonga                    April 1989                      7,628
 Brea                                October 1988                    7,628
 Arcadia                             October 1988                    7,500
 Torrance                            July 1988                       8,084
 Mira Mesa (San Diego)               February 1988                   8,208
 Pasadena                            November 1987                   7,936
 Carlsbad                            July 1987                       8,208
 Lakewood                            July 1987                       8,208
 Garden Grove                        December 1986                   8,208
 Tustin                              August 1986                     7,468
 La Mesa                             February 1986                   8,421(3)
 Point Loma (San Diego)              January 1982                    7,002
 Mission Gorge (San Diego)           March 1978                      7,568

Region:  Northern California
 N. Fresno Street (Fresno)           October 1993                    6,760
 Fremont                             February 1993                   6,860
 Shaw Avenue (Fresno)                September 1990                  6,760
 Sunnyvale                           May 1990                        7,500
 Pleasanton                          March 1990                      7,907

Region:  Florida
 Brandon (Tampa)                     August 1995                     8,110
 Tampa                               July 1995                       8,500
 Carrollwood (Tampa)                 June 1993                       7,022
 Largo (Tampa)                       September 1992                  6,800
 Palm Harbor (Tampa)                 January 1990                    8,000(3)
 Plantation                          April 1996                      8,030
 Sarasota                            July 1996                       8,500

Region:  Arizona
 Tempe (Phoenix)                     February 1995                   6,320
 Scottsdale (Phoenix)                February 1994                   9,000(3)
 Phoenix                             May 1996                        6,944
 Ahwatukee (Phoenix)                 June 1996                       6,962
 Tucson I                            May 1996                        7,420
 Peoria (Phoenix)                    July 1996                       6,455
 Tucson II                           November 1996                   6,962

Region:  Albuquerque
 Cottonwood Mall                      October 1996                   6,300
 San Mateo Avenue                     September 1996                 7,240(3)





The restaurants listed below are under development and have lease or purchase contracts signed.

                                    ESTIMATED                    APPROXIMATE
LOCATION                             OPENING                 SQUARE FOOTAGE (1)

Region:  Florida
 Altamonte (Orlando)                   Q1 1997                       8,740
 Fort Myers                            Q1 1997                       7,240
 Fort Lauderdale                       Q2 1997                       7,956
 Hollywood                             Q2 1997                       7,790
 Coral Springs                         Q3 1997                       7,240

Region:  Utah
 Salt Lake City                        Q3 1997                       9,000(3)
 Sandy                                 Q4 1997                       6,962

Region:  Oregon
 Beaverton                             Q2 1998                       6,962
 Vancouver (Washington)                Q1 1998                       9,000(3)

(1) Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas
(2) Does not include mini-restaurant located in Los Angeles, California which opened in fiscal 1996
(3)  Includes commissary


SITE SELECTION AND CONSTRUCTION

   The Company's site selection strategy is to open economically viable restaurants that achieve an appropriate balance between lunch and dinner guest volumes in each of its target markets. The Company considers the location of each restaurant to be critical to its long-term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, target population density, household income and education levels, day-time traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking.

   The Company also reviews potential competition and customer activity at other restaurants operating in the area. To date, the Company has located a majority of its restaurants in strip shopping centers and neighborhood shopping centers located near business districts.

   The Company generally engages outside general contractors for the required construction or build-out of restaurant sites and expects to continue this practice for the foreseeable future. The Company's experience to date has been that obtaining construction permits has taken from one to six months. The interior build-out of in-line restaurants and the construction of free-standing restaurants takes approximately three months and four months, respectively.

EXPANSION STRATEGY

   The Company intends to expand in fiscal 1997 and 1998 primarily in new markets outside of California. In fiscal 1996, the Company opened one mini-restaurant in Southern California, four restaurants in Arizona, two restaurants in Florida and one restaurant in New Mexico. In fiscal 1997, the Company anticipates opening approximately eight full size restaurants outside of California. The Company has signed four leases, purchased three sites and signed contracts to purchase one of the sites to be opened in fiscal 1997. The Company has signed one lease and signed contracts to purchased two of the sites in fiscal 1998. Expansion within existing markets will allow the Company in certain circumstances to utilize a central kitchen to serve several restaurants located within a particular region. The Company is also currently investigating further expansion beyond fiscal 1997 in new markets outside of California. In addition, as a part of its expansion strategy, the Company is evaluating the possibility of developing its concept in alternative formats. The Company currently has no plans to offer franchises.

  The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks - Expansion Risks: Future Restaurant Financing Capital Needs".

RESTAURANT CLOSINGS

   As a result of the Company's review in early fiscal 1994 of the profitability of its restaurant portfolio, the Company closed one restaurant located in Santa Monica, California in fiscal 1994 and one restaurant located in Encino, California in fiscal 1995. The Company also closed one additional restaurant in Corona, California in fiscal 1994 as a result of the Company's belief that the landlord breached the restaurant lease. The write-offs relating to the restaurant closures equaled $815,000 in fiscal 1994.

INTERNATIONAL LICENSEE

   In 1991, the Company entered into a fifteen year license arrangement with Outset Investments (NZ) Limited ("Outset"), a company incorporated in New Zealand, for the development, ownership and operation by Outset of restaurants in Australia and New Zealand utilizing the Company's computer systems, operating specifications and concepts. In exchange for the grant of an exclusive license to use the Company's computer systems, operating specifications and concepts in Australia and New Zealand, Outset agreed to pay the Company an initial license fee, royalties based on gross sales and certain consulting fees. Under the agreement, the economic effect of certain currency fluctuations is absorbed equally by the Company and Outset. In fiscal 1996, the Company did not receive any royalty payments and consulting fees from Outset. Two Restaurants were opened under the agreement. Both restaurants closed in 1996 and Outset is no longer in business and the contract has been terminated. The Company does not currently intend to expand its licensing arrangements to other foreign countries.

COMPETITION

   The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's competitors include mid-price, full-service casual dining restaurants, traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style restaurants, including restaurants in the salad buffet niche, is increasing.
As the Company's competitors expand operations in various geographic areas, competition, including competition among buffet-style restaurants with concepts similar to the Company's, can be expected to intensify. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably with respect to many of the competitive factors in the industry, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

GOVERNMENT REGULATION

   The Company's business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date. However, beer and wine licenses are not always available to the Company.

  The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. In 1996 Congress and various states (including California) passed proposals that will impose increases in state or federal minimum wages in 1996, 1997, 1998. There is no assurance that the Company will be able to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company's restaurant designs to allow access for people with disabilities. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See "Business Risks: Cost Sensitivity".

INSURANCE

   The Company carries property, liability, business interruption, crime, employee benefits, liability, earthquake, directors and officers liability and workers' compensation insurance policies. However, there can be no assurance that the Company's insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates, if at all. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

TRADE NAMES AND SERVICE MARKS

   The Company and its predecessor have used the trade names and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trade name is used in the Southern California market, while the Sweet Tomatoes trade name is used in the Northern California, Florida, Arizona and New Mexico markets. The Company has registered both Souplantation and Sweet Tomatoes trade names with the United States Patent and Trademark Office and in California, and the Sweet Tomatoes trade name is also registered in Florida and Arizona.

EMPLOYEES

   As of September 30, 1996, the Company had approximately 2,801 employees including 2,571 hourly restaurant employees (of whom 2,216 were part-time employees), 185 full-time restaurant management employees and 43 full-time corporate management and staff employees and 2 part time corporate employees. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.







                                  MANAGEMENT


EXECUTIVE OFFICERS

   The executive officers of the Company are as follows:

Name                  Age      Position

Michael P. Mack       45        President, Chief Executive Officer and Director

David W. Qualls       51       Executive Vice President -- Finance and
                               Real Estate, Chief Financial Officer, Secretary

R. Gregory Keller     48       Vice President of Operations


   Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company's inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company's President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, Mr. Mack worked for Bain & Company, a management consulting firm, from 1977 to 1983, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and an M.B.A. from Harvard University.

   David W. Qualls joined the Company in November 1985 as Chief Financial Officer and Secretary. Since 1990, Mr. Qualls has also served as the Company's Executive Vice President in charge of Finance and Real Estate. Prior to joining the Company, Mr. Qualls served as Vice President of Finance and Administration and Chief Financial Officer of Diatek, Inc. from 1982 to 1985. Mr. Qualls received a B.A. from California State University at Fresno and an M.B.A. from the University of Virginia.

   R. Gregory Keller joined the Company in June 1991 as Vice President of Operations. Prior to joining the Company, Mr. Keller served as a consultant to the Company from January 1991 to June 1991. From June 1990 to January 1991, Mr. Keller served as an independent consultant. Prior to that, from June 1971 to June 1990, Mr. Keller served as a divisional Vice President of Operations of Paragon, Inc., a restaurant company, where he managed operations for 33 restaurants. Mr. Keller received a B.S. from Northern Illinois University.


Item 2.  PROPERTIES

   The Company currently operates 45 restaurants in California, Florida, Arizona and New Mexico. Two restaurants were opened in fiscal 1994, three in 1995, one mini-restaurant and seven full size restaurants in 1996. The Company currently leases the sites for most of its restaurants, mixed between stand-alone sites and in-line locations. The Company operates 30 free-standing restaurants and 15 restaurants located within larger buildings. The Company owns five properties located in Florida and one in Arizona. Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provide for minimum annual rentals and contain percentage- of-sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. While the Company expects to continue to lease the majority of its sites in the future, the Company has from time to time purchased, and expects in the future it may purchase the land and/or buildings in appropriate circumstances. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in August 1998.

   In January 1995, the Company opened an experimental "Souplantation To Go!" mini-restaurant next to one of its restaurants located in San Diego. The mini-restaurant was a limited menu, quick-service concept which closed in June 1995. The Company has also opened a mini-restaurant in a hospital business complex located in Los Angeles. The Company is evaluating the mini-restaurant concept and there can be no assurance that further expansion of this concept will occur or that the mini-restaurants will be successful.

Item 3.  LEGAL PROCEEDINGS

   The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company has closed a leased restaurant and filed a lawsuit against the landlord for breach of contract, and the landlord has countersued the Company for damages. The Company believes that it has valid defenses to the landlord's countersuit. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could materially and adversely affect the Company or its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.
                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Garden Fresh Restaurant Corp. common stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 1996, 4,117,227 shares were owned by 164 shareholders of record. The following is a summary of market activity for the year 1995 and 1996.

1995                       High                    Low

Third Quarter              9 1/4                   7 3/8
Fourth Quarter             8 5/8                   6 3/4

1996

First Quarter              8  1/8                  6 3/8
Second Quarter             8  3/8                  6 3/8
Third Quarter              11                      8 1/8
Fourth Quarter             10 7/8                  9

   Garden Fresh Restaurant Corp. had its initial public offering (IPO) on May 16, 1995 at a price of $9.00.

   To date, the Company has not paid any cash dividends. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts and average price per guest)

                                               Year Ended September 30,
                                    1992       1993      1994     1995    1996

Statement of Operations Data:
Net sales                        $47,169    $51,380   $59,658  $61,320 $71,373

Costs and expenses:
Cost of sales                     14,059     14,953    16,277   16,721  19,318
Restaurant operating expenses     25,389     27,927    32,939   32,898  36,851
General and administrative         3,951      4,008     4,446    4,098   5,142
           expense(1)
Depreciation and amortization      2,155      2,711     3,633    3,604   4,518
Restaurant closure costs                                  815
Total costs and expenses          45,554     49,599    58,110   52,321  65,829
Operating income (loss)            1,615      1,781     1,548    3,999   5,544

Interest expense                    (694)    (1,495)   (1,805)  (1,092)   (529)
Other income (expense)               100                  (60)    (210)    (66)

Income (loss) before income
 tax expense                       1,021        286      (317)   2,697   4,949
Benefit (provision) for              (83)       (77)      (18)   1,646  (1,945)
 income taxes (6)
Income (loss) before extraordinary   938        209      (335)   4,343   3,004
 item
Extraordinary item -
   early extinguishment of debt (7)                               (518)
Net income (loss)                    938        209      (335)   3,825   3,004
    Stock dividend                                              (8,298)
    Net income (loss) available to  $938       $209   $  (335) $(4,473) $3,004
common stockholders

Unaudited pro forma net (loss)                        $ (.13)  $ (1.42)
per share available to common
stockholders (2) (3)

Net income per share available to common                                $  .72
stockholders.

Shares used in computing pro forma                      2,526     3,161
   net income (loss) per share (2) (3)

Shares used in computing net income per share                             4,176

Selected Operating Data:
Percentage change in comparable          .9%   (4.2)%     (1.2)%     2.0%  2.5%
   restaurant sales (4)
Average price per guest (5)            $ 6.68  $ 6.64    $ 6.66  $ 6.56  $ 6.57
Average sales for restaurants open
   for full period                     $1,858  $1,748    $1,779  $1,835  $1,902
   Number of restaurants open for
   full period                             25      27        31      32      35
Number of restaurants open at
   end of period                           27      33        33      33      43

Balance Sheet Data:
Total assets                           19,175  $27,932  $29,713 $34,651 $48,062
Long-term debt and capital lease
obligations, current portion           $5,315  $11,117  $13,263 $ 4,017 $ 9,934
Shareholders' equity                   $9,341  $10,522  $10,209 $23,768 $29,257



*Footnotes are on the next page.


(1)General and administrative expenses fiscal 1992 included an additional impairment charge of $125,000 related to one of the two restaurants.
(2)Unaudited pro forma net loss per share is computed based on the weighted average number of common shares outstanding during the respective periods after giving retroactive adjustment for the conversion of all preferred stock into shares of common stock, the net exercise of warrants in exchange for approximately 138,000 shares of common stock, and the issuance of a preferential stock dividend of approximately 922,000 shares of common stock to the holders of Series B, Series C and Series D preferred stock, which occurred upon completion of the initial public offering.
(3)Historical earnings per share is not presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.
(4)Includes all restaurants open for at least 15 months at the end of such period, and compares results for those restaurants with the results for the same period in the prior year.
(5)Average price per guest is derived from the Company's net sales, which reflects discounts and coupons.
(6)Fiscal 1995 results include a benefit related to recognition of deferred tax assets of $2,173,000.
(7)Represents a charge for previously unamortized issue costs, debt discount, and prepayment penalty, net of $192,000 income tax benefit.

                                Percentage of Net Sales
                              (Dollar amounts in thousands)

                                                 Year Ended September 30,
                                     1994                1995            1996

Statement of Operations Data:
Net sales                            100.0%             100.0%          100.0%
Costs and expenses
  Cost of sales                       27.3               27.3             27.1
  Restaurant operating expenses:
  Labor                               28.9               28.4             27.8
  Occupancy and other                 26.3               25.2             23.8
Total restaurant operating expenses   55.2               53.6             51.6
  General and administrative expenses  7.5                6.7              7.2
  Depreciation and amortization        6.0                5.9              6.3
  Restaurant closure costs             1.4
Total costs and expenses              97.4               93.5             92.2
Operating income                       2.6                6.5              7.8
Interest expense                     (3.0)               (1.8)             (.8)
Other income (expense)                (.1)                (.3)             (.1)
Income (loss) before income tax expense
  and extraordinary item              (.5)               (4.4)             6.9
Benefit (provision) for income taxes  (.1)               (2.7)            (2.7)
Income (loss) before
  extraordinary item                  (.6)                 7.1             4.2
Extraordinary item -
  early extinguishment of debt                            (.9)
Net income (loss)                     (.6)               (6.2)             4.2

Stock dividend                                          (13.5)
Net income (loss) available
  to common shareholders              (.6)               (7.3)             4.2

Selected Operating Data:
Percentage change in comparable
 restaurant sales                     1.2%                 2.0%            2.5%
Average net sales for restaurants
 open for full fiscal period       $1,779               $1,835          $1,902
Number of restaurants open for
 full period                           31                   32              35
Number of restaurants open
 at end of period                      33                   35              43

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1996 versus Fiscal 1995

   Net Sales. Net sales for the fiscal year ended September 30, 1996 increased 16.5% to $71.4 million from $61.3 million for the comparable 1995 period. The increase was due to a 2.5% increase in comparable restaurant sales which resulted from an increase in guest volume and the addition of eight new stores opened in the second half of fiscal 1996.

   Cost of Sales. Cost of sales increased 15.6% to $19.3 million in the year ended September 30, 1996 from $16.7 million in the comparable 1996 period. As a percent of sales, cost of sales decreased .2% to 27.1% for the fiscal year ended September 30, 1996. This decrease was primarily due to better cost management and improved purchasing.

   Labor Expense. Labor expense for the fiscal year ended September 30, 1996 increased 14.4% to $19.9 million from $17.4 million for the comparable 1995 period. This increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1996 decreased to 27.8% from 28.4% in the comparable 1995 period. This decrease was primarily due to a reduction in workers' compensation insurance premiums.

   Occupancy and Other Operating Costs. Occupancy and other operating costs for the fiscal year ended September 30, 1996 increased 10.4% to $17.0 million from $15.4 in the comparable 1995 period. As a percentage of net sales, occupancy and other operating costs for the fiscal year ended September 30, 1996 decreased to 23.8% from 25.2% in the comparable 1995 period. The decrease was due to primarily lower occupancy costs in the newer regions, better managed supplies and services, and lower marketing expense relative to sales.

   General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1996 increased 24.4% to $5.1 million from $4.1 million for the comparable 1995 period. This increase was primarily due to the increased cost associated with being a public company and personnel costs required to support the increased sales volume. As a percentage of net sales, general and administrative expenses for the fiscal year ended September 30, 1996 increased to 7.1% from 6.7% in the comparable 1995 period.

   Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended September 30, 1996 and 1995 was approximately $4.5 million and $3.6 million, respectively. As a percentage of net sales, depreciation and amortization expense for the fiscal year ended September 30, 1996 increased to 6.4% from 5.9% in the comparable 1995 period. This increase was attributable to the increased amortization of start up costs associated with the opening of eight new restaurants.

   Interest Expense. Total interest expense for the fiscal year ended September 30, 1996 decreased 54.5% to $.5 million from $1.1 million for the fiscal year ended September 30, 1995. This was attributable to the reduction of debt due to payoff thereof with the proceeds from the Company's initial public offering in May 1995.

   Benefit (Provision) for Income Taxes. Provision for income taxes increased to $1.9 million in 1996 from a benefit of $1.6 million in 1995 principally due to the recognition of $2,173,000 in deferred tax assets during the fourth quarter of fiscal year 1995.

   Extraordinary Item - Early Extinguishment of Debt. During fiscal year 1995 the Company recognized an extraordinary loss of $518,000, net of an income tax benefit of $192,000, representing a charge for previously unamortized debt issue costs, unamortized debt discount, and a prepayment penalty associated with early extinguishment of debt. There were no extraordinary items in fiscal year 1996.

   Net Operating Loss Carryforwards. At September 30, 1996, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $1.4 million. The loss carryforwards expire at various dates through 2009. The utilization of the Company's net operating loss carryforwards against taxable income in future periods will be subject to an annual limitation in the event of a cumulative change in ownership of more than 50% of the Company.

Fiscal 1995 versus Fiscal 1994

   Net Sales. Net sales for the fiscal year ended September 30, 1995 increased 2.8% to $61.3 million from $59.7 million for the comparable 1994 period. The increase was primarily due to a 1.9% increase in comparable restaurant sales which resulted from an increase in guest volume. The Company believes that this increase resulted in part from a targeted marketing program developed to achieve an improvement in restaurant sales and improved economic conditions in Southern California. Additionally, three new stores were opened which accounted for the remainder of the increase.


   Cost of Sales. Cost of sales remained flat at 27.3% for the fiscal year ended September 30, 1995, although average price per guest decreased from $6.66 in fiscal 1994 to $6.56 in fiscal 1995. Cost of sales for the fiscal year ended September 30, 1995 increased 2.7% compared to the comparable 1994 period. This increase, in fiscal 1995, was primarily due to higher sales volumes.

   Labor Expense. Labor expense for the fiscal year ended September 30, 1995 increased 1.1% to $17.4 million from $17.2 million for the comparable 1994 period. This increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1995 decreased to 28.4% from 28.9% in the comparable 1994 period. This decrease was primarily due to a reduction in workers' compensation insurance premiums.

   Occupancy and Other Operating Costs. Occupancy and other operating costs for the fiscal year September 30, 1995 decreased 1.5% to $15.4 million from $15.7 in the comparable 1994 period. As a percentage of net sales, occupancy and other operating costs for the fiscal year ended September 30, 1995 decreased to 25.2% from 26.3% in the comparable 1994 period. The decrease was due to primarily lower occupancy costs associated with stores closed in fiscal year 1994 and early fiscal year 1995 which had much higher rental costs relative to their sales performance.

   General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1995 decreased 7.8% to $4.1 million from $4.4 million for the comparable 1994 period. As a percentage of net sales, general and administrative expenses for the fiscal year ended September 30, 1995 decreased to 6.7% from 7.5% in the comparable 1994 period. This decrease was primarily due to reduced corporate salaries associated with a reduction in staff that occurred in fiscal 1994.

   Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended September 30, 1995 and 1994 was approximately $3.6 million. As a percentage of net sales, depreciation and amortization expense for the fiscal year ended September 30, 1995 decreased to 5.9% from 6.0% in the comparable 1994 period. This decrease was attributable to the reduction in the number of restaurants open less than one year during 1995 and the corresponding reduction in amortization expense associated with pre-opening costs.

   Interest Expense. Total interest expense for the fiscal year ended September 30, 1995 decreased 39.5% to $1.1 million from $1.8 million for the fiscal year ended September 30, 1994. This was attributable to the reduction of debt due to payoff thereof with the proceeds from the Company's initial public offering in May 1995.

   Benefit (Provision) for Income Taxes. Benefit for income taxes increased to 2.7% of sales from a provision of (.1)% of sales principally due to the recognition of $2,173,000 in deferred tax assets during the fourth quarter of fiscal year 1995.

   Extraordinary Item - Early Extinguishment of Debt. During fiscal year 1995 the Company recognized an extraordinary loss of $518,000, net of an income tax benefit of $192,000, representing a charge for previously unamortized debt issue costs, unamortized debt discount, and a prepayment penalty associated with early extinguishment of debt.

   Net Operating Loss Carryforwards. At September 30, 1995, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $6.3 million and $1.3 million respectively. The loss carryforwards expire at various dates through 2009. The utilization of the Company's net operating loss carryforwards against taxable income in future periods will be subject to an annual limitation when a cumulative change in ownership of more than 50% of the Company occurs.

Fiscal 1994 Versus Fiscal 1993

   Net Sales. Net sales for fiscal 1994 increased 16.1% to $59.7 million from $51.4 million for fiscal 1993. The increase was primarily due to $4.9 million of additional sales from six new restaurants that were opened during fiscal 1993 and $2.9 million of additional sales from the two restaurants opened in fiscal 1994. All of the six new restaurants opened in fiscal 1993 were operating for only part of fiscal 1993, but for all of fiscal 1994. The increase was also due to a 1.2% increase in comparable restaurant sales that resulted from an increase in guest volume.

   Cost of Sales. Cost of sales for fiscal 1994 increased 8.9% to $16.3 million from $15.0 million for fiscal 1993. As a percentage of net sales, cost of sales for fiscal 1994 decreased to 27.3% from 29.1% in fiscal 1993. This decrease was primarily due to the expansion of the Company's volume discount food purchasing program and food usage and menu cost management programs that were implemented to manage food costs.

   Labor Expense. Labor expense for fiscal 1994 increased 18.1% to $17.2 million from $14.6 million for fiscal 1993. This increase was primarily due to an increase in workers' compensation insurance premiums and, to a lesser degree, an increase in personnel associated with the opening of two restaurants. As a percentage of net sales, labor expense for fiscal 1994 increased to 28.9% from 28.4% in fiscal 1993. This percentage increase was primarily due to an increase in workers' compensation insurance premiums.

   Occupancy and Other Operating Costs. Occupancy and other operating costs for fiscal 1994 increased 17.8% to $15.7 million from $13.3 million for fiscal 1993. As a percentage of net sales, occupancy and other operating costs for fiscal 1994 increased to 26.3% from 26.0% in fiscal 1993. This increase was primarily due to increased utility rates and increased repair and maintenance costs associated with a restaurant improvement program implemented in fiscal 1994.

   General and Administrative Expenses. General and administrative expenses for fiscal 1994 increased 10.9% to $4.4 million from $4.0 million for fiscal 1993. This increase was primarily due to severance costs associated with layoffs during fiscal 1994 as a result of the Company's strategic review. As a percentage of net sales, general and administrative expenses for fiscal 1994 decreased to 7.5% from 7.8% in fiscal 1993. This percentage decrease was primarily due to higher sales volumes.

   Depreciation and Amortization Expenses. Depreciation and amortization expense for fiscal 1994 increased 34.0% to $3.6 million from $2.7 million for fiscal 1993. As a percentage of net sales, depreciation and amortization expense for fiscal 1994 increased to 6.0% from 5.2% in fiscal 1993. This increase was due to increased depreciation and amortization expense associated with the six restaurants opened in fiscal 1993 being open the entire year in fiscal 1994.

   Restaurant Closure Costs. Restaurant closure costs were $815,000 for fiscal 1994. This was attributable to the write-off of leasehold improvements and costs associated with lease termination for the two restaurants closed in fiscal 1994.

   Interest Expense. Total interest expense for fiscal 1994 increased 20.7% to $1.8 million from $1.5 million in fiscal 1993. Interest expense was higher in fiscal 1994 versus fiscal 1993 because of increased borrowings in fiscal 1994.

QUARTERLY RESULTS AND SEASONALITY

   The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company's statements of operations bear to net sales for the four fiscal quarters of fiscal 1995 and the four fiscal quarters of fiscal 1996. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                Fiscal 1995                      Fiscal 1996
                    First    Second    Third    Fourth    First   Second   Third   Fourth
                   Quarter   Quarter   Quarter  Quarter   Quarter Quarter Quarter Quarter

Statement of Operations Data:
Net Sales        $13,660    $15,106   $15,764   $16,790  $14,935  $17,597 $18,712 $20,129
Operating income $   469    $ 1,108   $ 1,214   $ 1,208  $   515  $ 1,384 $ 1,729 $ 1,916
Net income (loss)      9    $   576   $   96(2) $3,144(3)$   245  $   771 $   962 $ 1,026

As a Percentage of Net Sales:

Operating income     3.4%      7.3%       7.7%    7.2%       3.4%     7.9%    9.2%   9.5%
Net income (loss)     .1%      3.8%        .6%   18.7%       1.6%     4.4%    5.1%   5.1%

Selected Operating Data:

Number of restaurants open at end
of period             32        33        34      35          36        36      40     43

Percentage change in  3.8%     3.1%      1.0%    .8%         (.2%)     6.7%     2.2%   .9%
comparable restaurant sales (1)


(1) Includes all restaurants open for at least 15 months at the end of such quarter, and compares results for those restaurants with the results for the same period in the prior year.

(2) Includes an extraordinary charge of approximately $518,000 (net of tax) associated with prepayment of debt from proceeds of the Company's initial public offering.

(3) Includes a benefit related to recognition of deferred tax assets of $2,173,000.

   The Company's restaurants experience seasonal influences, as a disproportionate amount of the Company's net income is realized during the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

   To date, the Company has financed its cash requirements principally from cash flow from operating activities, the private placement of preferred stock and subordinated debt and an initial public offering of common stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For October 1, 1991 through September 30, 1996, the Company generated $26.4 million in cash flow from operating activities, received $17.5 million from bank debt and capital lease financing and $7.6 million from subordinated debt financing and $11.6 million from the Company's initial public offering.

   The Company's principal capital requirement has been funding the development of restaurants. Historically, the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for eight restaurants. During fiscal 1994, 1995 and fiscal 1996, the Company opened 2, 3 and 8 restaurants, respectively, resulting in a net increase in the Company's restaurants from 33 to 43 at September 30, 1996 (a total of 3 Southern California restaurants were closed during fiscal 1994 and 1995). Capital expenditures totalled $4.2 million and $8.2 million, respectively, during fiscal 1994 and 1995 and $18.2 million during fiscal 1996.

   The Company currently operates 45 restaurants. Additionally, The Company has signed four leases, purchased land for three restaurants and opened escrow for one of the eight sites expected to open in fiscal 1997. The Company opened one mini-restaurant in California, four additional restaurants in Arizona, two additional restaurants in Florida and one new restaurant in New Mexico during fiscal 1996. The Company's average cash investment for the two restaurants opened in fiscal 1994, excluding regional restaurant central kitchen expenditures associated with the central kitchen located at the Scottsdale, Arizona restaurant of approximately $600,000 and pre- opening costs, was approximately $1.1 million. The Company's average cash investment for the three restaurants opened in fiscal year 1995 excluding land purchases was $1.44 million. The Company's average cash investment for the eight restaurants opened in fiscal 1996, excluding land purchases was $1.26 million. Pre-opening costs averaged approximately $132,000 for the eight restaurants opened in fiscal year 1996. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1997 of $14.4 million for new restaurant openings, the Company has budgeted $1.8 million in expenditures for fiscal 1997 for capital improvements at existing sites.

   The Company will need to rely on funds generated from revenues to finance a portion of the expansion currently planned for fiscal 1997, as well as any expansion taking place after fiscal 1997. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all.


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

   Certain Operating Results and Consideration. In fiscal 1994, 1995 and 1996, respectively, the Company experienced an increase of 1.2%, an increase of 2.0%, and an increase of 2.5%, respectively in comparable restaurant sales. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that the 2.5% comparable restaurant sales growth in fiscal 1996 is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

   Expansion Risks: Future Restaurant Financing Capital Needs. The Company opened three restaurants in fiscal 1995 and has opened eight in fiscal 1996, and currently intends to open eight restaurants in Fiscal 1997. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable leases or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand into new regions or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

   Cost Sensitivity. The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years.
However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

   Importance of Key Employees. The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its three executive officers, Michael Mack, Dave Qualls and Greg Keller. The loss of any of these three individuals could have a material adverse effect on the Company's business and its financial results of operations. The success of the company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The company faces significant competition in the recruitment of qualified employees.

   Seasonality and Quarterly Fluctuations. The Company's business experiences seasonal fluctuations as a disproportionate amount of the Company's net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

   Geographic Concentration in California; Restaurant Base. Twenty-nine of the Company's 45 existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

   Volatility of Stock Price. The market price of the Company's common stock has fluctuated since the initial public offering of the common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements as of September 30, 1996 and 1995, and for each of the three fiscal years in the period ended September 30, 1996 and the report of independent accountants, are included in this report as listed in the index on page 25 of this report - Item 14(a).

Item 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III is omitted from this Report, in that the Company will file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on February 26, 1997 as set forth under the caption "Election of Directors". Information relating to the executive officers of the Company is set forth in Part I of this Report under the caption "Executive Officers of the Registrant".

Item 11.  EXECUTIVE COMPENSATION

   The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "General Information --- Stock Ownership of Certain Beneficial Owners and Management".

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions".

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a)The following documents are filed as part of this Report:
                                                                    Page Number

  (1) Report of Independent Accountants                                   F-1
      Balance Sheet at September 30, 1996
      and September 30, 1995                                              F-2
      Statements of Operations for the Years Ended
      September 30, 1996, September 30, 1995 and
      September 30, 1994                                                  F-3
      Statements of Cash Flows for the Years Ended
      September 30, 1996, September 30, 1995 and September
      30, 1994                                                            F-4
      Statements of Shareholder's Equity for the
      Years Ended September 30, 1996, September 30, 1995 and
      September 30, 1994                                                  F-5
      Notes to the Financial Statements                                   F-6

      Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (2) Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b) Reports on Form 8-K. The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1996.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November  18, 1996                          GARDEN FRESH RESTAURANT CORP.

                                                      /s/ Michael P. Mack
                                                   By:---------------------
                                                      Michael P. Mack
                                                      Chief Executive Officer
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on November 18, 1996 by the following persons in the capacities indicated.


/s/ Michael M. Minchin, Jr.
-----------------------                           Chairman of the Board
Michael M. Minchin, Jr.

/s/ Michael P. Mack
------------------------                          Chief Executive Officer
Michael P. Mack                                   President


/s/ David W. Qualls                                Chief Financial Officer
------------------------                           and Chief Accounting Officer
David W. Qualls

/s/ Edgar F. Berner
------------------------                          Director
Edgar F. Berner

/s/ Robert A. Gunst
------------------------                          Director
Robert A. Gunst

/s/ Patrick A. Hopf
------------------------                          Director
Patrick A. Hopf

/s/ John M. Robbins
------------------------                          Director
John M. Robbins

                                  EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
NUMBER

3.1*   Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.

3.2**  Bylaws of Garden Fresh Restaurant Corp., as amended.

10.1** Form of Indemnity Agreement for executive officers and directors.

10.2** The Company's Restaurant Management Stock Option Plan, as amended.

10.3** The Company's Key Employee Stock Option Plan, as amended.

10.4** The Company's 1995 Outside Director Stock Option Plan.

10.5** The Company's 1995 Key Employee Stock Option Plan, as amended.

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

10.12**License Agreement for New Zealand/Australia dated as of March 8, 1991 between the Company and Outset Investments (NZ) Limited, as amended on June 7, 1991, September 10, 1993 and March 4, 1994.

10.13**Park Terrace Office Park Lease between the Company and Park Terrace
       Partners dated November 1, 1991.

11.1 Computation of Pro Forma Net Loss Per Share Available to Common Shareholders (unaudited)

24.1** Power of Attorney

*Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

**Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 to Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, except that Exhibit 3.4 is incorporated from Exhibits 3.4 and 3.4A,
Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit
10.3 is incorporated by reference from Exhibits 10.3 and 10.3A, Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A, and Exhibit 10.9 is incorporated by reference from Exhibits 10.9 and 10.9A.

GARDEN FRESH RESTAURANT CORP.
EXHIBT 11.1
UNAUDITED COMPUTATION OF PRO FORMA NET LOSS PER SHARE AVAILABLE TO COMMON
SHAREHOLDERS
(DOLLARS AND SHARE AMOUNTS IN 000's)
(PER SHARE AMOUNTS ARE ACTUAL)
                                                             Fiscal Year Ended
                               September 30, 1995            September 30, 1996

Net income (loss) available to   $     (4,473)                $       3,004
 common shareholders
Calculation of pro forma weighted
 common shares outstanding:
     Common stock (1)                   1,136(2)(3)                   4,176
     Conversion of preferred
     into common stock                  1,103
     Common stock issued for preferential
     dividend payment                     922
     Total                              3,161                         4,176
Pro forma net loss per share available
 to common shareholders                (1.42)                  $        .72


(1) Includes the use of dilutive options and warrants outstanding if appropriate, using the treasury stock method.

(2) Assumes net exercise of 169,971 warrants into 138,495 shares of common stock, at the initial public offering price of $9.00 per share, as if such exercise had occurred at the beginning of each period presented.

(3) Includes the weighted average of 1.5 million shares issued in the initial public offering, which was effective May 16, 1995.

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH ANNUAL REPORT ON FORM 10-K