Form 10-K/A
period 1996-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1996-12-27
CIK 942133

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-K/A
(Mark One)

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

   The restaurants have, as their centerpiece, two approximately 55-foot long salad bars that offer a broad selection of fresh cut greens, vegetables, toppings and dressings, fresh tossed specialty salads and other prepared salads. The restaurants also feature complementary menu offerings that are presented in a scatter bar format. These offerings consist of a soup bar with five to six soups made from scratch, an on-site bakery serving hot muffins, breads and pizza focaccias, a hot pasta bar, a frozen yogurt bar and a fresh fruit bar. The Company seeks to provide its guests with a level of service not typically associated with a buffet restaurant.

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

   Baked Goods. Each day, the bakery bar offers three different muffins, two varieties of fresh dough pizza focaccias and a variety of freshly baked breads. In addition, the Company offers baked potatoes and assorted toppings. All muffins and other baked goods are baked on site and replenished frequently to ensure warmth and freshness. The Company's muffin recipes include the following:

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

   Food Preparation and Quality Control. The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staffs prepare certain food items from scratch daily. Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins and pizza focaccias, are made on-site in small batches throughout the day in order to maintain high levels of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and commissary in an effort to achieve consistently high quality. The Company's food development effort focuses on the creation of new recipes within existing food product categories. A significant portion of its recipe development effort is devoted to salad offerings. The Company's computer system assists the restaurant managers in monitoring quality control by providing a detailed analysis of the raw materials used in the creation of each finished product.

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

TRADE NAMES AND SERVICE MARKS

   The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona and New Mexico markets. The Company has registered both Souplantation and Sweet Tomatoes trademarks with the United States Patent and Trademark Office and in California, and the Sweet Tomatoes trademark is also registered in Florida and Arizona.


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

Item 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts and average price per guest)

                                               Year Ended September 30,
                                    1992       1993      1994     1995    1996

Statement of Operations Data:
Net sales                        $47,169    $51,380   $59,658  $61,320 $71,373

Costs and expenses:
Cost of sales                     14,059     14,953    16,277   16,721  19,318
Restaurant operating expenses     25,389     27,927    32,939   32,898  36,851
General and administrative         3,951      4,008     4,446    4,098   5,142
           expense(1)
Depreciation and amortization      2,155      2,711     3,633    3,604   4,518
Restaurant closure costs                                  815
Total costs and expenses          45,554     49,599    58,110   57,321  65,829
Operating income (loss)            1,615      1,781     1,548    3,999   5,544

Interest expense                    (694)    (1,495)   (1,805)  (1,092)   (529)
Other income (expense)               100                  (60)    (210)    (66)

Income (loss) before income
 tax expense                       1,021        286      (317)   2,697   4,949
Benefit (provision) for              (83)       (77)      (18)   1,646  (1,945)
 income taxes (6)
Income (loss) before extraordinary   938        209      (335)   4,343   3,004
 item
Extraordinary item -
   early extinguishment of debt (7)                               (518)
Net income (loss)                    938        209      (335)   3,825   3,004
    Stock dividend                                              (8,298)
    Net income (loss) available to  $938       $209   $  (335) $(4,473) $3,004
common stockholders

Unaudited pro forma net (loss)                        $ (.13)  $ (1.42)
per share available to common
stockholders (2) (3)

Net income per share available to common                                $  .72
stockholders.

Shares used in computing pro forma                      2,526     3,161
   net income (loss) per share (2) (3)

Shares used in computing net income per share                             4,176

Selected Operating Data:
Percentage change in comparable          .9%   (4.2)%      1.2%      2.0%  2.5%
   restaurant sales (4)
Average price per guest (5)            $ 6.68  $ 6.64    $ 6.66  $ 6.56  $ 6.57
Average sales for restaurants open
   for full period                     $1,858  $1,748    $1,779  $1,835  $1,902
   Number of restaurants open for
   full period                             25      27        31      32      35
Number of restaurants open at
   end of period                           27      33        33      35      43

Balance Sheet Data:
Total assets                           19,175  $27,932  $29,713 $34,651 $48,062
Long-term debt and capital lease
obligations, current portion           $5,315  $11,117  $13,263 $ 4,017 $ 9,934
Shareholders' equity                   $9,341  $10,522  $10,209 $23,768 $29,257


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

                                Percentage of Net Sales
                              (Dollar amounts in thousands)

                                                 Year Ended September 30,
                                     1994                1995            1996

Statement of Operations Data:
Net sales                            100.0%             100.0%          100.0%
Costs and expenses
  Cost of sales                       27.3               27.3             27.1
  Restaurant operating expenses:
  Labor                               28.9               28.4             27.8
  Occupancy and other                 26.3               25.2             23.8
Total restaurant operating expenses   55.2               53.6             51.6
  General and administrative expenses  7.5                6.7              7.2
  Depreciation and amortization        6.0                5.9              6.3
  Restaurant closure costs             1.4
Total costs and expenses              97.4               93.5             92.2
Operating income                       2.6                6.5              7.8
Interest expense                     (3.0)               (1.8)             (.8)
Other income (expense)                (.1)                (.3)             (.1)
Income (loss) before income tax expense
  and extraordinary item              (.5)                4.4              6.9
Benefit (provision) for income taxes  (.1)                2.7             (2.7)
Income (loss) before
  extraordinary item                  (.6)                 7.1             4.2
Extraordinary item -
  early extinguishment of debt                            (.9)
Net income (loss)                     (.6)                6.2              4.2

Stock dividend                                          (13.5)
Net income (loss) available
  to common shareholders              (.6)               (7.3)             4.2

Selected Operating Data:
Percentage change in comparable
 restaurant sales                     1.2%                 2.0%            2.5%
Average net sales for restaurants
 open for full fiscal period       $1,779               $1,835          $1,902
Number of restaurants open for
 full period                           31                   32              35
Number of restaurants open
 at end of period                      33                   35              43


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

/s/ Patrick A. Hopf *
------------------------                          Director
Patrick A. Hopf

/s/ John M. Robbins
------------------------                          Director
John M. Robbins

* By: /s/ Michael P. Mack
------------------------
Michael P. Mack
Attorney-in-Fact

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