Form 10-Q
period 1996-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1997-02-11
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

            For quarter period ended December 31, 1996,

                                     OR

/  /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from             to          .


                        Commission file number 0-25886

                         GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

              Delaware                                  33-0028786
(State or other jurisdiction of incorporation           (I.R.S. Employee
or organization)                                        Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (619) 675-1600


              Former name, former address and former fiscal year.
                         If changed since last report.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of January 30, 1997 was 4,155,103. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Balance Sheet at December 31, 1996 and
                  September 30, 1996                                          3

                  Condensed Statement of Income for the three months
                  ended December 31, 1996 and December 31, 1995               4

                  Condensed Statement of Cash Flows for the three months
                  ended December 31, 1996 and December 31, 1995               5

                  Notes to Unaudited Condensed Financial Statements           6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II:          OTHER INFORMATION

         Item 1:       Legal Proceedings                                     11
         Item 2:       Changes in Securities                                 11
         Item 3:       Defaults Upon Senior Securities                       11
         Item 4:       Submission of Matters to a Vote of Security Holders   11
         Item 5:       Other Information                                     11
         Item 6:       Exhibits and Reports on Form 8-K                      11

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

ITEM 1: FINANCIAL STATEMENT

                             PART I - FINANCIAL INFORMATION
                                                September  30, 1996     December 31, 1996
                                                                              (Unaudited)
ASSETS
     Cash                                             $      615               $    1,503
     Inventories                                           2,297                    2,412
     Other current assets                                    530                    1,309
     Deferred income taxes                                   734                      453
                                                      ----------               ----------
     Total current assets                                  4,176                    5,677

Property and equipment, net                               41,552                   45,152
Intangible and other assets                                1,572                    1,637
Deferred income taxes                                        762                      974
                                                      ----------              -----------
Total assets                                          $   48,062              $    53,440
                                                      ----------              -----------
                                                      ----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                 $    3,028              $     3,120
     Current portion of long-term debt                     3,490                    4,084
     Accrued liabilities                                   4,335                    3,959
                                                      ----------              -----------
     Total current liabilities                            10,853                   11,163

Accrued rent                                               1,508                    1,487
Long term debt, net of current portion                     6,444                   10,942

Shareholders' equity:
     Common stock, $.01 par value; 12,000,000
     shares authorized at September 30, 1996 and
     December 31, 1996 respectively; 4,117,227 and
     4,155,103 issued and outstanding at September
     30, 1996 and December 31, 1996, respectively.            41                       41

Paid in capital                                           37,772                   37,988

Accumulated deficit                                       (8,556)                  (8,181)
                                                      ----------              -----------

Total shareholders' equity                                29,257                   29,848
                                                      ----------              -----------

Total liabilities and shareholders' equity            $   48,062              $    53,440
                                                      ----------              -----------
                                                      ----------              -----------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)
                                           Three Months Ended
                                          --------------------
                                          Dec  31,    Dec  31,
                                          1995        1996
                                          --------    --------
NET SALES                                 $ 14,935    $ 19,277

COST AND EXPENSES:

Cost of sales                                4,101       5,121
Restaurant operating expenses:
  Labor                                      4,259       5,736
  Occupancy and other                        3,853       4,712
General and administrative expenses          1,189       1,314
Depreciation and amortization                1,018       1,444
                                          --------    --------
Total costs and expenses                    14,420      18,327
                                          --------    --------
OPERATING INCOME                               515         950

Interest income (expense)                      (98)       (304)
Other income (expense)                         (12)        (16)
                                          --------    --------
INCOME BEFORE INCOME
TAXES                                          405         630

Provision for income taxes                     160         255
                                          --------    --------

NET INCOME                                $    245    $    375
                                          --------    --------
                                          --------    --------

Net income per share                      $    .06    $    .09
                                          --------    --------
                                          --------    --------
Shares used in computing
net income per share                         4,116       4,288
                                          --------    --------
                                          --------    --------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                           Three Months Ended
                                              -------------------------------------------
                                              Dec  31, 1995                 Dec  31, 1996
                                              -------------                 -------------
OPERATING ACTIVITIES:

Net income                                    $         245                 $         375
Adjustments to reconcile net income
to net cash provided by operating
activities:

     Depreciation and amortization                    1,018                         1,444
     Loss on disposal of property                        12                            16
     Deferred income taxes                              (51)                           69
     Changes in operating assets and liabilities

       Inventories                                       47                          (115)
       Prepaid expenses and other current assets       (816)                         (779)
       Accounts payable                              (1,214)                           92
       Accrued liabilities                              816                          (376)
       Accrued rent                                       5                           (21)
                                              -------------                 -------------
Net cash provided by operating activities                62                           705
                                              -------------                 -------------

INVESTING ACTIVITIES:

Acquisition of property and equipment
     New restaurants                                 (1,077)                       (4,453)
     Existing restaurant additions                     (290)                         (296)

Increase in intangible and other assets                (131)                         (376)
                                              -------------                 -------------
Net cash used in investing activities                (1,498)                       (5,125)
                                              -------------                 -------------
                                              -------------                 -------------
FINANCING ACTIVITIES:

Proceeds from long term debt and warrants                                           6,308
Change in certificates of deposit
  restricted to secure debt                              62
Repayment of long term debt                            (431)                       (1,216)
Net proceeds from issuance of common stock                                            216
                                              -------------                 -------------
Net cash provided by financing activities              (369)                        5,308
                                              -------------                 -------------
Net (decrease) increase in cash                      (1,805)                          888

Unrestricted cash at beginning of period              3,762                           615
                                              -------------                 -------------
Unrestricted cash at end of period            $       1,957                 $       1,503
                                              -------------                 -------------
                                              -------------                 -------------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 1996 included in the Company's Form 10-K.

2.   NET INCOME PER SHARE

       Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the period ended December 31, 1996.

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

                                            3 Months Ended
                                          -------------------
                                          Dec  31,    Dec  31,
                                          1995        1996

NET SALES                                 100.0%      100.0%


COST AND EXPENSES:

  Cost of sales                            27.5%       26.6%

  Restaurant operating expenses:

    Labor                                  28.5%       29.8%

    Occupancy and other                    25.8%       24.4%

  General and administrative expenses       8.0%        6.8%

  Depreciation and amortization             6.8%        7.5%

  Total operating expenses                 96.6%       95.1%


OPERATING INCOME                            3.4%        4.9%

  Interest expense                          (.6%)      (1.6%)

  Other income (expense)                    (.1%)       (.1%)


INCOME BEFORE INCOME
TAXES                                       2.7%        3.2%

Provision for income taxes                  1.1%        1.3%


NET INCOME                                  1.6%        1.9%


RESULTS OF OPERATIONS


Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

     Net Sales. Net sales for the three months ended December 31, 1996 increased 29.5% to $19.3 million from $14.9 million for the comparable 1995 period. This was due to the opening of nine full size restaurants since the comparable 1995 period, and in part, by a 3.7% increase in comparable restaurant sales.

     Cost of Sales. Cost of sales for the three months ended December 31, 1996 as a percent of sales decreased .9% to 26.6% from the 27.5% since the 1995 period due to lower actual cost per guest and higher average meal price.

     Labor Expense. Labor expense for the three months ended December 31, 1996 increased 32.6% to $5.7 million from $4.3 million for the comparable 1995 period. This increase was due to the new restaurants opened since the comparable 1995 period. As a percentage of sales the labor expense for the three months ended December 31, 1996 increased to 29.8% from 28.5% in the comparable 1995 period. This was caused by the slow ramp down of crew labor in new stores and the federal minimum wage which increased effective October 1, 1996.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the three months ended December 31, 1996 increased 20.5% to $4.7 million from $3.9 million for the comparable 1995 period. This was due to the addition of nine full size restaurants since the comparable 1995 period. As a percent of net sales, occupancy and other operating costs for the three months ended December 31, 1996 decreased to 24.4% from 25.8% in the comparable 1995 period. This decrease was due to lower occupancy cost associated with more favorable rents in newer stores and higher sales volume relative to the fixed occupancy costs.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1996 increased 8.3% to $1.3 million from $1.2 million for the comparable 1995 period. As a percent of net sales, general and administrative expenses for the three months ended December 31, 1996 decreased to 6.8% from 8.0% for the comparable 1995 period. This was due primarily to a greater increase in sales relative to the increase in the general and administrative expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expenses for the three months ended December 31, 1996 increased 40.0% to $1.4 million from $1.0 million for the comparable 1995 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1995 period. Depreciation and amortization as a percent of net sales was 7.5% versus 6.8% for the comparable 1995 period, due to amortization associated with the start up costs of new restaurants opened since December 1995.

     Interest Expense. Total interest expense for the three months ended December 31, 1996 increased 210.2% to $304,000 from $98,000 for the comparable 1995 period. Interest expense was increased due to the additional debt incurred for expansion.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its cash requirements principally from operating activities, the private placement of preferred stock, external debt and capital leases and a public stock offering. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the three months ended December 31, 1996 the Company generated $705,000 in cash flow from operating activities. During this period the Company acquired property and equipment totalling $4.7 million, borrowed $6.3 million, and paid down debt of $1.2 million, which resulted in a increase of $.9 million in cash.

     The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for eleven restaurants, including the land for sites the Company expects to open in fiscal 1997 and 1998. During the first three months of fiscal 1997, the Company opened two restaurants. Capital expenditures totalled $4.7 million during the first three months of fiscal 1997 and $1.4 million for the comparable period in fiscal 1996. As of December 31, 1996 the Company operated 44 full sized restaurants and one small quick service restaurant.

     The cash investment to open the two restaurants as of December 31, 1996 was $3.5 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the two restaurants opened in fiscal year 1997 were $172,000. The Company has signed three leases, and closed two escrows for sites expected to open in fiscal 1997. The Company has signed one lease and opened three escrows for sites expected to open in fiscal 1998. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1997 of $14.8 million for new restaurant openings, the Company has budgeted $1.8 million in expenditures for fiscal 1997 for capital improvements at existing sites.

     The Company will need to rely on funds generated from operations to finance a portion of the expansion currently planned for fiscal 1997, as well as any expansion taking place after fiscal 1997. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all.


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


BUSINESS RISKS

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10K.

Certain Operating Results and Consideration

     In fiscal 1995 and 1996, respectively, the Company experienced an increase of 2.0% and an increase of 2.5% in comparable restaurant sales. In the first three months of fiscal 1996 and 1997, respectively, the Company's comparable restaurant sales decreased by approximately .2% and increased by 3.7%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks:  Future Restaurant Financing Capital Needs

     The Company opened seven restaurants and one small, quick service restaurant in fiscal 1996 and has opened three restaurants in fiscal 1997 and currently intends to open five additional restaurants in fiscal 1997. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Cost Sensitivity

     The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs, rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

Minimum Wage

     The Company has recently experienced an increase in the hourly wage rate due to an increase in the federal minimum wage October 1, 1996. The Company also expects to experience increases in the future due to increases in the California minimum wage rate (March 1, 1997 and March 1, 1998) and the federal minimum wage rate (October 1, 1997) over the next year and a half. While the Company has managed to absorb the increase as of October 1, 1996 without reduction in profitability there can be no assurance that the Company will be able to do so in the future.

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

Geographic Concentration in California:  Restaurant Base

     Twenty-nine of the Company's 46 existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

Volatility of Stock Price

     The market price of the Company's common stock has fluctuated since the initial public offering of the common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, daily transactional volume, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings                                     Not Applicable

Item 2.    Changes in Securities                                 Not Applicable

Item 3.    Default upon Senior Securities                        Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders   Not Applicable

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)            Exhibits:

                          The Exhibits required by Item 6(a) of this report are listed in the Exhibit Index on page 13 herewith.

           (b)            Report on Form 8-K:

                          No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GARDEN FRESH RESTAURANT CORP.
                         (Registrant)


                         /s/ Michael P. Mack
                         Michael P. Mack
                         Chief Executive Officer/President
                         (Principal Executive Officer)


                         /s/ David W. Qualls
                         David W. Qualls
                         Chief Financial Officer
                         (Principal Accounting and Financial Officer)


DATED:  February 11, 1997

                             EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION


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

10.3**  The Company's Key Employee Stock Option Plan, as amended.

10.4**  The Company's 1995 Outside Director Stock Option Plan.

10.5**  The Company's 1995 Key Employee Stock Option Plan, as amended.



* Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 to Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH ANNUAL REPORT ON FORM 10-Q