Form 10-Q
period 1997-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1997-05-13
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

            For quarter period ended March 31, 1997

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

The number of shares of Common Stock, $.01 par value, outstanding as of March 31, 1997 was 4,169,188. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                                MARCH 31, 1997

                               TABLE OF CONTENTS

                                                                           Page

PART I:  FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Balance Sheet as of March 31, 1997 and
                  September 30, 1996                                          3

                  Condensed Statement of Income for the three months and
                  six months ended March 31, 1997 and March 31, 1996          4

                  Condensed Statement of Cash Flows for the six months
                  ended March 31, 1997 and March 31, 1996                     5

                  Notes to Unaudited Condensed Financial Statements           6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II:          OTHER INFORMATION

         Item 1:       Legal Proceedings                                     13
         Item 2:       Changes in Securities                                 13
         Item 3:       Defaults Upon Senior Securities                       13
         Item 4:       Submission of Matters to a Vote of Security Holders   13
         Item 5:       Other Information                                     13
         Item 6:       Exhibits and Reports on Form 8-K                      13

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

                             PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENT
                                              September 30, 1996           March 31, 1997
                                                                              (Unaudited)
ASSETS
     Cash                                             $      615               $    2,194
     Inventories                                           2,297                    2,592
     Other current assets                                    530                    1,639
     Deferred income taxes                                   734                      588
                                                      ----------               ----------
     Total current assets                                  4,176                    7,013

Property and equipment, net                               41,552                   46,816
Intangible and other assets                                1,572                    1,514
Deferred income taxes                                        762                      719
                                                      ----------              -----------
Total assets                                          $   48,062              $    56,062
                                                      ----------              -----------
                                                      ----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                 $    3,028              $     2,768
     Current portion of long-term debt                     3,490                    4,150
     Accrued liabilities                                   4,335                    5,018
                                                      ----------              -----------
     Total current liabilities                            10,853                   11,936

Accrued rent                                               1,508                    1,469
Long term debt, net of current portion                     6,444                   11,679

Shareholders' equity:
     Common stock, $.01 par value; 12,000,000
     shares authorized at September 30, 1996 and
     March 31, 1997; 4,117,227 and 4,169,188
     issued and outstanding at September 30, 1996
     and March 31, 1997, respectively.                        41                       42

Paid in capital                                           37,772                   38,100

Accumulated deficit                                       (8,556)                  (7,164)
                                                      ----------              -----------

Total shareholders' equity                                29,257                   30,978
                                                      ----------              -----------

Total liabilities and shareholders' equity            $   48,062              $    56,062
                                                      ----------              -----------
                                                      ----------              -----------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)
                                           Three Months Ended            Six Months Ended
                                          --------------------        --------------------
                                          March 31    March 31        March 31    March 31
                                              1996        1997            1996        1997
                                          --------    --------        --------    --------
NET SALES                                 $ 17,597    $ 23,459        $ 32,532    $ 42,736

COST AND EXPENSES:

Cost of sales                                4,788       6,062           8,889      11,183
Restaurant operating expenses:
  Labor                                      4,905       6,787           9,164      12,523
  Occupancy and other                        4,200       5,434           8,053      10,146
General and administrative expenses          1,307       1,490           2,496       2,804
Depreciation and amortization                1,013       1,617           2,031       3,061
                                          --------    --------        --------    --------
Total costs and expenses                    16,213      21,390          30,633      39,717
                                          --------    --------        --------    --------
OPERATING INCOME                             1,384       2,069           1,899       3,019

Interest income (expense)                      (71)       (381)           (169)       (685)
Other income (expense)                         (21)         (7)            (33)        (23)
                                          --------    --------        --------    --------
INCOME BEFORE INCOME
TAXES                                        1,292       1,681           1,697       2,311

Provision for income taxes                    (521)       (664)           (681)       (919)
                                          --------    --------        --------    --------

NET INCOME                                $    771    $  1,017        $  1,016    $  1,392
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------

Net income per share                      $    .19    $    .23        $    .25    $    .32
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------
Shares used in computing
net income per share                         4,135       4,404           4,126       4,345
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                             Six Months Ended
                                              -------------------------------------------
                                              Mar  31, 1996                 Mar  31, 1997
                                              -------------                 -------------
OPERATING ACTIVITIES:

Net income                                    $       1,016                 $       1,392
Adjustments to reconcile net income
to net cash provided by operating
activities:

     Depreciation and amortization                    2,031                         3,061
     Loss on disposal of property                        33                            31
     Deferred income taxes                               24                           189
     Changes in operating assets and liabilities

       Inventories                                       50                          (295)
       Prepaid expenses and other current assets     (1,065)                       (1,109)
       Accounts payable                                (806)                         (260)
       Accrued liabilities                            1,716                           683
       Accrued rent                                       6                           (39)
                                              -------------                 -------------
Net cash provided by operating activities             3,005                         3,653
                                              -------------                 -------------

INVESTING ACTIVITIES:

Acquisition of property and equipment
     New restaurants                                 (5,697)                       (6,597)
     Existing restaurant additions                     (782)                       (1,050)

Increase in intangible and other assets                (372)                         (651)
                                              -------------                 -------------
Net cash used in investing activities                (6,851)                       (8,298)
                                              -------------                 -------------
                                              -------------                 -------------
FINANCING ACTIVITIES:

Proceeds from long term debt                          2,931                         8,203
Change in certificates of deposit
  restricted to secure debt                              62                             0
Repayment of long term debt                            (928)                       (2,308)
Net proceeds from issuance of common stock                                            329
Proceeds from stock note                                324                             0
                                              -------------                 -------------
Net cash provided by financing activities             2,389                         6,224
                                              -------------                 -------------
Net (decrease) increase in cash                      (1,457)                        1,579

Cash at beginning of period                           3,762                           615
                                              -------------                 -------------
Cash at end of period                         $       2,305                 $       2,194
                                              -------------                 -------------
                                              -------------                 -------------

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

2.   NET INCOME PER SHARE

       Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the period ending March 31, 1997.

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

                                            3 Months Ended             6 Months Ended
                                          -------------------        -------------------
                                          March 31    March 31       March 31    March 31
                                              1996        1997           1996        1997

NET SALES                                 100.0%      100.0%         100.0%      100.0%


COST AND EXPENSES:

  Cost of sales                            27.1%       25.8%          27.3%       26.2%

  Restaurant operating expenses:

    Labor                                  27.9%       28.9%          28.2%       29.3%

    Occupancy and other                    23.9%       23.2%          24.8%       23.7%

  General and administrative expenses       7.4%        6.4%           7.7%        6.6%

  Depreciation and amortization             5.8%        6.9%           6.2%        7.1%

                                          -------------------        -------------------

  Total operating expenses                 92.1%       91.2%          94.2%       92.9%

                                          -------------------        -------------------


OPERATING INCOME                            7.9%        8.8%           5.8%        7.1%

  Interest expense                          (.4)%      (1.6)%          (.5)%      (1.6)%

  Other income (expense)                    (.1)%                      (.1)%       (.1)%


INCOME BEFORE INCOME
TAXES                                       7.4%        7.2%           5.2%        5.4%

Provision for income taxes                 (3.0)%      (2.8)%         (2.1)%      (2.1)%


NET INCOME                                  4.4%        4.4%           3.1%        3.3%


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

     Net Sales. Net sales for the three months ended March 31, 1997 increased 33.5% to $23.5 million from $17.6 million for the comparable 1996 period. This increase was primarily due to the opening of eleven new restaurants since the comparable 1996 period. Additionally, the company experienced a .5% increase in comparable sales.

     Cost of Sales. Cost of sales for the three months ended March 31, 1997 as a percent of sales decreased 1.3% from the comparable 1996 period, but was up 27.1% to $6.1 million due to the higher sales volume.

     Labor Expense. Labor expense for the three months ended March 31, 1997 increased 38.8% to $6.8 million from $4.9 million for the comparable 1996 period. This increase was due to the new restaurants opened since the comparable 1996 period. As a percentage of sales the labor expense for the three months ended March 31, 1997 increased to 28.9% from 27.9% in the comparable 1996 period. This was due to the increase in Federal and California minimum wage and higher labor hours in new stores than planned during the first six months.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the three months ended March 31, 1997 increased 28.6% to $5.4 million from $4.2 million for the comparable 1996 period. This was due to the addition of eleven restaurants since the comparable 1996 period. As a percent of net sales, occupancy and other operating costs for the three months ended March 31, 1997 decreased to 23.2% from 23.9% in the comparable 1996 period. This percentage decrease was due to less occupancy cost associated with the purchase of five of the eleven new restaurants as opposed to leases and higher sales volume per restaurant leveraging fixed occupancy costs.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1997 increased 15.4% to $1.5 million from $1.3 million for the comparable 1996 period. This increase was due to the personnel and relocation cost associated with supporting stores in new regions. As a percent of net sales, general and administrative expenses for the three months ended March 31, 1997 decreased to 6.4% from 7.4% for the comparable 1996 period.

     Depreciation and Amortization Expense. Depreciation and amortization expenses for the three months ended March 31, 1997 increased 60% to $1.6 million from $1.0 million for the comparable 1996 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1996 period. Depreciation and amortization as a percent of net sales was 6.9% up from 5.8% for the comparable 1996 period.

     Interest Expense. Total interest expense for the three months ended March 31, 1997 increased 300% to $.4 million from $.1 million for the comparable 1996 period. Interest expense was higher due to the increased debt incurred by the Company to support continued expansion for fiscal 1997 and 1998.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

     Net Sales. Net sales for the six months ended March 31, 1997 increased 31.4% to $42.7 million from $32.5 million for the comparable 1996 period. This was due to the opening of eleven restaurants since the comparable 1996 period and the increase in comparable restaurant sales of 1.9%.

     Cost of Sales. Cost of sales for the six months ended March 31, 1997 as a percent of sales decreased 1.1% from the comparable 1996 period, but was higher in total dollars by 25.8% at $11.2 million due to higher sales volume.

     Labor Expense. Labor expense for the six months ended March 31, 1997 increased 35.9% to $12.5 million from $9.2 million for the comparable 1996 period. This increase was due to the new restaurants opened since the comparable 1996 period. As a percentage of sales the labor expense for the six months ended March 31, 1997 increased to 29.3% from 28.2% in the comparable 1996 period due to the increase in minimum wage and the addition of eleven new restaurants which utilized higher labor hours than planned during the first six months.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the six months ended March 31, 1997 increased 24.7% to $10.1 million from $8.1 million for the comparable 1996 period. This was due mainly to the addition of eleven new restaurants, additional advertising to support the increase in same store sales in existing markets, and increases in professional services due to the change in minimum wages. Occupancy and other operating costs as a percent of sales decreased to 23.7% for the six months ended March 31, 1997 from 24.8% for the comparable 1996 period. This was due primarily to additional sales volume.

     General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 1997 increased 12.0% to $2.8 million from $2.5 million for the comparable 1996 period. This was due primarily to the increased personnel and relocation costs associated with opening stores in new regions. As a percent of net sales, general and administrative expenses for the six months ended March 31, 1997 decreased to 6.6% from 7.7% for the comparable 1996 period.

     Depreciation and Amortization Expense. Depreciation and amortization expenses for the six months ended March 31, 1997 increased 55.0% to $3.1 million from 2.0 million for the comparable 1996 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1996 period. Depreciation and amortization as a percent of net sales was 7.1% up from 6.2% for the comparable 1996 period due to higher preopening costs for eleven new restaurants.

     Interest Expense. Total interest expense for the six months ended March 31, 1997 increased 250.0% to $.7 million from $.2 million for the comparable 1996 period. Interest expense was up due to the increase in debt incurred by the Company to support the continued expansion in fiscal 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its cash requirements principally from operating activities, the private placement of preferred stock, external debt and capital leases and a public stock offering. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the six months ended March 31, 1997 the Company generated $3.7 million in cash flow from operating activities up from $3.0 in the comparable 1996 period. During this period the Company acquired property and equipment totalling $7.6 million, and paid down existing debt of $2.3 million, added additional debt of $8.2 million and received $.3 million from the issuance of common stock, which resulted in a positive $1.6 million in total cash flow.

     The Company's principal capital requirement has been for funding the development of new restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for eleven restaurants, including the land for two sites the Company expects to open in fiscal 1997. During the first six months of fiscal 1997, the Company opened four full service restaurants. As of March 31, 1997 the Company operated 47 restaurants.
Capital expenditures totalled $7.6 million during the first six months of fiscal 1997 and $6.5 million for the comparable period in fiscal 1996.

     The cash investment to open the four full service restaurants as of March 31, 1997 was $8.0 million excluding pre- opening costs. The pre-opening costs for the four full service restaurants opened in fiscal 1997 were $.6 million. The Company has signed two leases, and closed two escrows for additional new sites expected to open in fiscal 1997. The Company has signed one lease and opened two escrows expected to open in fiscal 1998. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1997 of $14.8 million for new restaurant openings, the Company has budgeted $1.8 million in expenditures for fiscal 1997 for capital improvements at existing sites.

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


BUSINESS RISKS

     The Company's business is subject to a number of risks. This Form 10Q contains forward-looking statements, including statements about openings of new restaurants, within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussion containing such forward-looking statements may be found in the material set forth under "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10Q generally. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this Form 10Q generally. The Company's business is subject to a number of risks, several of which are described below. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Form 10Q for the fiscal year ending September 30, 1996.

Certain Operating Results and Consideration

     In fiscal 1995 and 1996, respectively, the Company experienced an increase of 2.0% and an increase of 2.5% in comparable restaurant sales. In the first six months of fiscal 1996 and 1997, respectively, the Company's comparable restaurant sales increased by approximately 6.7% and 1.9%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks:  Future Restaurant Financing Capital Needs

     The Company opened seven restaurants and one quick service restaurant in fiscal 1996 and has opened four full service restaurants in the first six months of fiscal 1997 and currently intends to open four additional restaurants in the remainder of fiscal 1997. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurant will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

Minimum Wage

     The Company has recently experienced an increase in the hourly wage rate due to an increase in the federal minimum wage rate October 1, 1996 and in California March 1, 1997. The Company also expects to experience increases in the future due to increases in the California minimum wage rate (March 1, 1998) and the federal minimum wage rate (October 1, 1997) over the next year and a half. While the Company has managed to absorb the increases as of October 1, 1996 without reduction in profitability there can be no assurance that the Company will be able to do so in the future.

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

Geographic Concentration in California;  Restaurant Base

     Twenty-nine of the Company's 47 existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

     Additionally, the Company will be opening new restaurants in markets in which it currently has no operating experience. Consequently a poor decision about the selection of a new region could materially affect the Company's results.

Legal Matters

     The Company closed a leased restaurant in September, 1994 and filed a lawsuit against the landlord for breach of contract. The landlord has countersued the Company for damages. An unfavorable decision against the Company could adversely affect the Company.

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


Item 1.    Legal Proceedings                                    Not Applicable

Item 2.    Changes in Securities                                Not Applicable

Item 3.    Default upon Senior Securities                       Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders  Not Applicable

           a. The company's Annual Stockholder Meeting was held on February 26, 1997. The election of one (1) director and the ratification of independent accountants were presented for shareholder approval. The results are listed below:

                Election of Class A Director:

                Director

                Michael P. Mack        Total Votes For       3,837,229
                                       Total Votes Withheld      2,200


                Ratification of Independent Accountants:

                Price Waterhouse LLP   Total Votes For       3,829,821
                                       Total Votes Against       3,300
                                       Total Votes Abstain       6,308


Item 5.     Other Information                                   Not Applicable


Item 6.     Exhibits and Reports on Form 8-K

            a. Exhibits:

               The Exhibits required by Item 6(a) of this report are listed in the Exhibit Index on page 14 herewith.

            b. Report on Form 8-K:

               No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GARDEN FRESH RESTAURANT CORP.
                           (Registrant)


Dated:  May 13   , 1997    /s/ Michael P. Mack
                           Michael P. Mack
                           President and Chief Executive Officer
                           (Principal Executive Officer)


Dated:  May 13   , 1997    /s/ David W. Qualls
                           David W. Qualls
                           Chief Financial Officer, Executive Vice President -
                           Finance and Real Estate and Secretary
                           (Principal Accounting and Financial Officer)

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

27.1          Financial Data Schedule


* Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 to Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, except that Exhibit 3.4 is incorporated from Exhibits 3.4 and 3.4A, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A, Exhibit 10.5 is incorporated by reference from
     Exhibit 10.5 and 10.5A.

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-Q AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH ANNUAL REPORT ON FORM 10-Q