Form 10-Q
period 1997-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1997-08-12
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

         For quarter period ended June 30, 1997,

                                                                     OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to ________________.

                        Commission file number 0-25886

                         GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

             Delaware                                       33-0028786
(State or other jurisdiction of incorporation               (I.R.S. Employer or
organization)                                               Identification No.)

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of July 23, 1997 was 4,244,860. There are no other classes of common stock.

This form 10-Q consists of a total of 15 pages. The exhibit index is located on page 15.

                         GARDEN FRESH RESTAURANT CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 1997

                               TABLE OF CONTENTS


                                                                           PAGE

PART I:         FINANCIAL INFORMATION

       Item 1:  Financial Statements

                Condensed Balance Sheet as of September 30, 1996 and
                June 30, 1997                                                 3

                Condensed Statement of Income for the three months and
                nine months ended June 30, 1996 and June 30, 1997             4

                Condensed Statement of Cash Flows for the nine months
                ended June 30, 1996 and June 30, 1997                         5

                Notes to Unaudited Condensed Financial Statements             6

       Item 2:  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7


PART II:        OTHER INFORMATION

       Item 1:  Legal Proceedings                                            13
       Item 2:  Changes in Securities                                        13
       Item 3:  Defaults Upon Senior Securities                              13
       Item 4:  Submission of Matters to a Vote of Security Holders          13
       Item 5:  Other Information                                            13
       Item 6:  Exhibits and Reports on Form 8-K                             13

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

                        PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENT

                                              September 30, 1996            June 30, 1997
                                                                              (Unaudited)
ASSETS
     Cash                                             $      615               $    1,189
     Inventories                                           2,297                    2,618
     Other current assets                                    530                    2,191
     Deferred income taxes                                   734                      109
                                                      ----------               ----------
     Total current assets                                  4,176                    6,107

Property and equipment, net                               41,552                   49,141
Intangible and other assets                                1,572                    1,288
Deferred income taxes                                        762                      749
                                                      ----------              -----------
Total assets                                          $   48,062              $    57,285
                                                      ----------              -----------
                                                      ----------              -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts payable                                 $    3,028              $     2,396
     Current portion of long-term debt                     3,490                    4,367
     Accrued liabilities                                   4,335                    5,257
                                                      ----------              -----------
     Total current liabilities                            10,853                   12,020

Accrued rent                                               1,508                    1,446
Long term debt, net of current portion                     6,444                   11,188

Shareholders' equity:
     Common stock, $.01 par value; 12,000,000
     shares authorized at September 30, 1996 and
     June 30, 1997; 4,117,227 and 4,244,860
     issued and outstanding at September 30, 1996
     and June 30, 1997, respectively.                        41                       42

Paid in capital                                           37,772                   38,561

Accumulated deficit                                       (8,556)                  (5,972)
                                                      ----------              -----------

Total shareholders' equity                                29,257                   32,631
                                                      ----------              -----------

Total liabilities and shareholders' equity            $   48,062              $    57,285
                                                      ----------              -----------
                                                      ----------              -----------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                           Three Months Ended           Nine Months Ended
                                          --------------------        --------------------
                                          June 30,    June 30,        June 30,    June 30,
                                              1996        1997            1996        1997
                                          --------    --------        --------    --------
NET SALES                                 $ 18,712    $ 23,502        $ 51,245    $ 66,238

COST AND EXPENSES:

Cost of sales                                5,048       6,124          13,938      17,307
Restaurant operating expenses:
  Labor                                      5,105       6,687          14,269      19,210
  Occupancy and other                        4,374       5,285          12,427      15,431
General and administrative expenses          1,308       1,411           3,804       4,215
Depreciation and amortization                1,148       1,604           3,179       4,665
                                          --------    --------        --------    --------
Total costs and expenses                    16,983      21,111          47,617      60,828
                                          --------    --------        --------    --------
OPERATING INCOME                             1,729       2,391           3,628       5,410

Interest expense, net                         (149)       (398)           (318)     (1,083)
Other expense, net                             (15)        (19)            (48)        (42)
                                          --------    --------        --------    --------
INCOME BEFORE INCOME
TAXES                                        1,565       1,974           3,262       4,285

Provision for income taxes                    (603)       (782)         (1,284)     (1,701)
                                          --------    --------        --------    --------

NET INCOME                                $    962    $  1,192        $  1,978    $  2,584
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------

Net income per share                      $    .23    $    .27        $    .48    $    .59
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------
Shares used in computing
net income per share                         4,230       4,377           4,155       4,360
                                          --------    --------        --------    --------
                                          --------    --------        --------    --------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
                                                            Nine Months Ended
                                              -------------------------------------------
                                              June 30, 1996                 June 30, 1997
                                              -------------                 -------------
OPERATING ACTIVITIES:

Net income                                    $       1,978                 $       2,584
Adjustments to reconcile net income
to net cash provided by operating
activities:

     Depreciation and amortization                    3,179                         4,665
     Loss on disposal of property                        48                            50
     Deferred income taxes                              357                           638
     Changes in operating assets and liabilities

       Inventories                                     (160)                         (321)
       Prepaid expenses and other current assets     (1,305)                       (1,661)
       Accounts payable                                (214)                         (632)
       Accrued liabilities                            1,938                           922
       Accrued rent                                       6                           (62)
                                              -------------                 -------------
Net cash provided by operating activities             5,827                         6,183
                                              -------------                 -------------

INVESTING ACTIVITIES:

Acquisition of property and equipment
     New restaurants                                (11,046)                       (9,913)
     Existing restaurant additions                   (1,224)                       (1,315)

Increase in intangible and other assets                (743)                         (792)
                                              -------------                 -------------
Net cash used in investing activities               (13,013)                      (12,020)
                                              -------------                 -------------
                                              -------------                 -------------
FINANCING ACTIVITIES:

Proceeds from long term debt                          4,931                         9,008
Change in certificates of deposit
  restricted to secure debt                              62
Repayment of long term debt                          (1,644)                       (3,387)
Net proceeds from issuance of common stock               53                           790
Proceeds from stock note                                324
                                              -------------                 -------------
Net cash provided by financing activities             3,726                         6,411
                                              -------------                 -------------
Net (decrease) increase in cash                      (3,460)                          574

Cash at beginning of period                           3,762                           615
                                              -------------                 -------------
Cash at end of period                         $         302                 $       1,189
                                              -------------                 -------------
                                              -------------                 -------------

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


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

2.   NET INCOME PER SHARE

       Net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the periods ended June 30, 1996 and 1997.

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

                                            3 Months Ended             9 Months Ended
                                          -------------------        -------------------
                                          June 30,    June 30,       June 30,    June 30,
                                              1996        1997           1996        1997

NET SALES                                 100.0%      100.0%         100.0%      100.0%


COST AND EXPENSES:

  Cost of sales                            27.0%       26.1%          27.2%       26.1%

  Restaurant operating expenses:

    Labor                                  27.3%       28.4%          27.8%       29.0%

    Occupancy and other                    23.4%       22.5%          24.3%       23.3%

  General and administrative expenses       7.0%        6.0%           7.4%        6.4%

  Depreciation and amortization             6.1%        6.8%           6.2%        7.0%

                                          -------------------        -------------------

  Total operating expenses                 90.8%       89.8%          92.9%       91.8%

                                          -------------------        -------------------


OPERATING INCOME                            9.2%       10.2%           7.1%        8.2%

  Interest expense                          (.8)%      (1.7)%          (.6)%      (1.6)%

  Other income (expense)                    (.1)%       (.1)%          (.1)%       (.1)%


INCOME BEFORE INCOME
TAXES                                       8.3%        8.4%           6.4%        6.5%

Provision for income taxes                 (3.2)%      (3.3)%         (2.5)%      (2.6)%


NET INCOME                                  5.1%        5.1%           3.9%        3.9%


RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

     Net Sales. Net sales for the three months ended June 30, 1997 increased 25.7% to $23.5 million from $18.7 million for the comparable 1996 period. This increase was primarily due to the opening of seven restaurants since the comparable 1996 period. Additionally, the company experienced a 5% increase in comparable sales which resulted from an increase in guest volume and average meal price.

     Cost of Sales. Cost of sales for the three months ended June 30, 1997 increased 22.0% to $6.1 million from $5.0 million for the comparable 1996 period. As a percent of sales, cost of sales for the three months ended June 30, 1997 decreased to 26.1% from 27.0% for the comparable 1996 period. The decrease was primarily due to savings from better cost management coupled with the increase in average meal price.

     Labor Expense. Labor expense for the three months ended June 30, 1997 increased 31.4% to $6.7 million from $5.1 million for the comparable 1996 period. As a percentage of sales the labor expense for the three months ended June 30, 1997 increased to 28.4% from 27.3% in the comparable 1996 period. The increases in both total dollars and the percent of sales were primarily due to new restaurant openings and to the increase in California and Federal minimum wage rates.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the three months ended June 30, 1997 increased 20.5% to $5.3 million from $4.4 million for the comparable 1996 period. This was due to the addition of seven restaurants since the comparable 1996 period. As a percent of net sales, occupancy and other operating costs for the three months ended June 30, 1997 decreased to 22.5% from 23.4% in the comparable 1996 period. This percentage decrease was due to lower occupancy cost associated with the newer restaurants and higher sales volume per restaurant leveraging fixed occupancy costs.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1997 increased 7.7% to $1.4 million from $1.3 million for the comparable 1996 period. As a percent of net sales, general and administrative expenses for the three months ended June 30, 1997 decreased 1.0% due to increased sales volume.

     Depreciation and Amortization Expense. Depreciation and amortization expenses for the three months ended June 30, 1997 increased 45.5% to $1.6 million from $1.1 million for the comparable 1996 period. This increase was due to depreciation and amortization associated with the new restaurants opened since the comparable 1996 period. Depreciation and amortization as a percent of net sales increased to 6.8% from 6.1% for the comparable 1996 period.

     Interest Expense. Total interest expense for the three months ended June 30, 1997 increased 41.1% to $2.4 million from $1.7 million for the comparable 1996 period. This increase was due to new debt incurred by the Company to support the continued expansion of new restaurants.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

Net Sales. Net sales for the nine months ended June 30, 1997 increased 29.3% to $66.2 million from $51.2 million for the comparable 1996 period. This was due to the opening of seven restaurants since the comparable 1996 period and the increase in comparable restaurant sales of 3.0%.

     Cost of Sales. Cost of sales for the nine months ended June 30, 1997 as a percent of sales decreased 1.1% from the comparable 1996 period due to better cost management, but was higher in total dollars by $3.4 million at $17.3 million due to higher sales volume.

     Labor Expense. Labor expense for the nine months ended June 30, 1997 increased 34.3% to $19.2 million from $14.3 million for the comparable 1996 period. This increase was due to the new restaurants opened since the comparable 1996 period. As a percentage of sales the labor expense for the nine months ended June 30, 1997 increased to 29.0% from 27.8% in the comparable 1996 period due to the increase in the California and Federal minimum wage rates.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the nine months ended June 30, 1997 increased 24.2% to $15.4 million from $12.4 million for the comparable 1996 period. This was due to the addition of seven restaurants since the comparable 1996 period. As a percent of net sales, occupancy and other operating costs for the nine months ended June 30, 1997 decreased to 23.3% from 24.3% in the comparable 1996 period. This percentage decrease was due to lower occupancy costs associated with the newer restaurants and higher sales volume per unit leveraging fixed occupancy costs.

     General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 1997 increased 10.5% to $4.2 million from $3.8 million for the comparable 1996 period. As a percent of net sales, general and administrative expenses for the nine months ended June 30, 1997 decreased to 6.4% from 7.4% for the comparable 1996 period. This was due primarily to the increased sales volume.

     Depreciation and Amortization Expense. Depreciation and amortization expenses for the nine months ended June 30, 1997 increased 46.9% to $4.7 million from $3.2 million for the comparable 1996 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1996 period. Depreciation and amortization as a percent of net sales was 7.0% up from 6.2% for the comparable 1996 period. This percentage increase was due to additional amortization of start up costs associated with the opening of restaurants in new regions.

     Interest Expense. Total interest expense for the nine months ended June 30, 1997 increased 267% to $1.1 million from $.3 million for the comparable 1996 period. Interest expense was up due to the new debt needed to continue restaurant expansion.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its cash requirements principally from operating activities, the private placement of preferred stock, external debt and capital leases and a public stock offering. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 1997 the Company generated $6.2 million in cash flow from operating activities up from $5.8 million for the comparable 1996 period. During this period the Company acquired property and equipment totalling $11.2 million, and paid down existing debt of $3.4 million, incurred additional debt of $9.0 million and received $.8 million from the issuance of common stock, which resulted in a positive $.6 million in total cash flow.

     The Company's principal capital requirement has been for funding the development of new restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for eleven restaurants, including the land for two sites the Company expects to open in fiscal 1997. During the first nine months of fiscal 1997, the Company opened four full service restaurants. As of June 30, 1997 the Company operated 47 restaurants. Capital expenditures totalled $11.2 million during the first nine months of fiscal 1997 and $12.3 million for the comparable period in fiscal 1996.

     The cash investment to open the four full service restaurants as of June 30, 1997 was $9.0 million excluding pre- opening costs. The pre-opening costs for the four full service restaurants opened in fiscal year 1997 were $.6 million. The Company has signed 2 leases, and closed 2 escrows for additional new sites expected to open in fiscal 1997. The Company has signed 2 leases, closed 2 escrows, and opened 1 escrow for the 10 sites expected to open in fiscal 1998. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1997 of $14.8 million for new restaurant openings, the Company has budgeted $1.8 million in expenditures for fiscal 1997 for capital improvements at existing sites.

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


BUSINESS RISKS

     The Company's business is subject to a number of risks. This Form 10-Q contains forward-looking statements, including statements about openings of new restaurants, within the meaning of Section 27A of the Securities Act of 1933, as amended. Discussion containing such forward-looking statements may be found in the material set forth under "Business Risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as within this Form 10-Q generally. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and the matters set forth in this Form 10-Q generally. The Company cautions the reader, however, that this list of factors may not be exhaustive. The Company's business is subject to a number of risks, several of which are described below. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Form 10-K for the fiscal year ending September 30, 1996.

Certain Operating Results and Consideration

     In fiscal 1995 and 1996, respectively, the Company experienced an increase of 2.0% and an increase of 2.5% in comparable restaurant sales. In the first nine months of fiscal 1996 and 1997, respectively, the Company's comparable restaurant sales increased by approximately 3.1% and 3.0%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks

     The Company opened seven restaurants and one quick service restaurant in fiscal 1996 and has opened four full service restaurants in the first nine months of fiscal 1997 and currently intends to open four additional restaurants in the remainder of fiscal 1997. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The

Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

Minimum Wage

     The Company has recently experienced an increase in the hourly wage rate due to an increase in the federal minimum wage rate on October 1, 1996 and in California minimum wage rate on March 1, 1997. The Company also expects to experience increases in the future due to increases in the California minimum wage rate (March 1, 1998) and the federal minimum wage rate (October 1, 1997) over the next year. While the Company has managed to absorb the increases as of October 1, 1996 without a reduction in profitability, there can be no assurance that the Company will be able to do so in the future.

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

Seasonality and Quarterly Fluctuations

     The Company's business experiences seasonal fluctuations, as a disproportionate amount of the Company's net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs in these quarters. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

Legal Matters

    The Company closed a leased restaurant in September 1994 and filed a lawsuit against the landlord for breach of contract. The landlord has countersued the Company for damages. An unfavorable decision against the Company could adversely affect the Company.

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

         b.   Report on Form 8-K:

              No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 1997.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GARDEN FRESH RESTAURANT CORP.
                                  (Registrant)


Dated:  August 11, 1997           /s/ Michael P. Mack
                                  Michael P. Mack
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Dated:  August 11, 1997           /s/ David W. Qualls
                                  David W. Qualls
                                  Chief Financial Officer, Executive Vice
                                  President - Finance and Real Estate and
                                  Secretary
                                  (Principal Accounting and Financial Officer)


                                  SIGNATURES

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
                                                                    PAGE NUMBER

3.1*   Restated Certificate of Incorporation of Garden Fresh Restaurant    ____
       Corp.

3.2**  Bylaws of Garden Fresh Restaurant Corp., as amended.                ____

10.1** Form of Indemnity Agreement for executive officers and directors.   ____

10.2** The Company's Restaurant Management Stock Option Plan, as           ____
       amended.

10.3** The Company's Key Employee Stock Option Plan, as amended.           ____

10.4** The Company's 1995 Outside Director Stock Option Plan.              ____

10.5** The Company's 1995 Key Employee Stock Option Plan, as amended.      ____

27.1   Financial Data Schedule                                             ____


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