Form 10-K
period 1997-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1997-12-29
CIK 942133

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)


X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997

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

Approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 12, 1997 was $18,426,856. Excludes shares of CommonStock held by directors, officers and each person who holds 5% or more.

Number of shares of Common Stock, $.01 par value, outstanding as of December 12, 1997 was 4,287,711.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               Documents             Form 10-K Reference

(1)  Proxy Statement for the Annual Meeting of       Items 10, 11, 12 and
     Stockholders scheduled for March 5, 1998        13 of Part III

                         GARDEN FRESH RESTAURANT CORP.

                           ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                          Page

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

  Item 1.            BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .3
  Item 2.            PROPERTIES . . . . . . . . . . . . . . . . . . . . . . 15
  Item 3.            LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . 15
  Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . 16

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

  Item 5.            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . 16
  Item 6.            SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . 17
  Item 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 19
  Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . 25
  Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . 25

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

  Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . 26
  Item 11.           EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . 26
  Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . 26
  Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . 26

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

  Item 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
                     ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

                                     PART I
Item 1.  BUSINESS

          The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "believes", "intends", and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risk". In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurants sites, construct new restaurants in a timely manner and obtain additional funds.

                                  THE COMPANY

          Garden Fresh Restaurant Corp. (the "Company") was founded in 1983 and currently operates 51 salad buffet restaurants in California, Florida, Arizona, New Mexico and Utah under the names Souplantation and Sweet Tomatoes. The Company's restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company's concept falls within a segment of the restaurant industry that is distinct from other buffet concepts in that many of the characteristics of Garden Fresh Restaurant Corp. resembles the casual dining segment rather than the buffet segment. The Company believes that it is a leading salad buffet restaurant due, in part, to its total revenues and number of restaurants. The Company also believes that it is well-positioned to maintain its leadership position and that its opportunities for expansion are attractive relative to expansion opportunities for many other restaurant concepts.

          The restaurants have, as their centerpiece, two approximately 55-foot long salad bars that feature fresh tossed specialty salads as well as a broad selection of fresh cut greens, vegetables, toppings and dressings, and other prepared salads. The restaurants also feature complementary menu offerings that are presented in a scatter bar format. These offerings consist of a soup bar with five to six soups made from scratch, an on-site bakery serving hot muffins, breads and pizza focaccias, a hot pasta bar specializing in freshly made pastas, a frozen yogurt bar and a fresh fruit bar. The Company seeks to provide its guests with a level of service not typically associated with a buffet restaurant.

          The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $5.79 to $6.99 at lunch and from $6.99 to $7.69 at dinner. Discounts are provided to children under 12 and senior citizens. The Company's restaurants are designed to appeal to a broad range of guests of all ages, including the nutritionally conscious.

          Of the 51 restaurants, 24 are located in Southern California using the name Souplantation, and 5, 11, 7, 2 and 2, are located in Northern California, Florida, Arizona, New Mexico and Utah respectively using the name Sweet Tomatoes. The Company intends to expand in fiscal 1998, primarily in new markets outside of California. In fiscal 1997, the Company opened one additional restaurant in Arizona, four restaurants in the Florida market, one in New Mexico, and one in Utah. In fiscal 1998 the Company anticipates opening a total of approximately eleven restaurants, one of which already opened in the Utah market in November 1997. The Company is also currently investigating further expansion beyond fiscal 1998 in new markets outside of California.

          The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks - Expansion Risks: Future Restaurant Financing Capital Needs".

          The Company was incorporated in California in 1983 and reincorporated in Delaware in 1987. The Company's executive offices are located at 17180 Bernardo Center Drive, San Diego, California 92128, and its telephone number is
(619) 675-1600.

STRATEGY

          The key elements of the Company's strategies are as follows:

          The Company's fundamental strategy is to provide a casual restaurant dining experience that incorporates the variety and choice inherent in a buffet restaurant but the food quality and service expected in casual chains. The Company believes that this strategy will create restaurant operating margins not normally found in the buffet/family dining segment. In implementing this strategy the Company seeks to:

          1. Provide fresh wholesome food with a strong emphasis on salads, which are featured on two 55 foot bars that include a wide range of salad offerings featuring three freshly tossed salads as well as a large assortment of fresh cut produce, dressings and toppings and several signature prepared salads. Various other offerings include made from scratch soups, a hot pasta bar, a bakery which serves a variety of hot muffins, focaccias and other breads and a dessert bar centered around a frozen yogurt station with toppings complemented by fresh fruits and puddings.

          2. The Company seeks to provide its guests with a level of service that exceeds the standards set by other buffet concepts while not inhibiting the guest from enjoying the benefits of selecting from a virtual cornucopia of choices offered at the various food bars within the restaurant. In addition to high service standards the Company has implemented several programs to maximize guest satisfaction. Included in these is a "zero defect" program that focuses on the most popular offerings to ensure that each portion is prepared exactly as specified by the recipes. The Company's high service standards can only be maintained through intensive recruiting and training programs designed to employ crew members and management that can sustain a friendly, enjoyable environment thereby maximizing the guest's meal experience.

          3. The Company believes that the pricing and product mix at each restaurant is maintained at such a high level that the resulting meal experience can only be duplicated in other casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants.

          4. The ability of the Company to maintain the highest possible quality products combined with what the Company believes to be one of the lowest cost structures in the casual chain segment is directly attributable to the Company's ability to manage costs rigorously. This is achievable only through the use of the Company's fully integrated, proprietary computer management information system. The precision with which the system operates allows a manager to review his/her entire cost structure in increments of cents per guest or minutes per employee if need be. At the same time, every level of management can review virtually any data in any store as quickly as the store itself. This allows for rapid problem detection and resolution thereby minimizing potential cost problems. The Company believes that the system's sophistication combined with the ability of management to effectively use it are unequaled in the industry.

          The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks - Expansion Risks: Future Restaurant Financing Capital Needs".

UNIT ECONOMICS

          For the 52 weeks ended September 30, 1997, the 42 full service restaurants that were open for the entire period had an average of approximately 296,000 guest visits during the period, generated average net sales of approximately $1,985,000, average restaurant operating income (sales less cost of sales, restaurant operating expenses, depreciation and amortization) of approximately $310,000 or 15.6% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $423,000. The Company's average cash investment for the seven restaurants opened in fiscal 1997, excluding land purchases and pre-opening costs, was approximately $1.6 million. Pre-opening costs averaged approximately $161,000 for the seven restaurants opened in fiscal 1997. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

CONCEPT AND MENU

          The Company's menu is designed to focus on freshly made, great tasting food. The focal point of the menu is the salad bar, but not to the point of neglecting other interesting and exciting food offerings at the pasta, soup, bakery, yogurt and dessert bars.

          The following is a description of the Company's menu items in the order they would appear to a guest walking along the various food bars in a typical restaurant:

           Tossed Salads. Upon entering the restaurant, guests are greeted at the door and begin to walk along either of the salad bars. The initial featured selections along the salad bars are two to three specialty salads that are tossed fresh approximately every 20 minutes. The selections are changed weekly for variety. The following is a partial listing of the Company's specialty salad recipes:

  Antipasto Salad                      Ranchero Taco Salad
  Barbecue Chicken Chopped Salad       Roasted Vegetable with Feta & Olives
  California Cobb Salad                Roma Tomato, Mozzarella & Basil Salad
  Caesar Salad                         Shrimp & Krab Louie Salad
  Caribbean Krab Salad                 Sonoma Artichoke Salad
  Chinese Chicken Salad                Spinach Salad with Mandarin Oranges
  Chopped Salad with Smoked Turkey               and Caramelized Walnuts
             and Roasted Red Pepper    Spinach & Pasta with Raspberry
  Country French Salad with Bacon                Vinaigrette
  Greek Salad                          Won Ton Chicken Salad


          Following the specialty tossed salads on the salad bar, guests can make their own salads by choosing from a broad assortment of fresh cut salad ingredients. The salad bar offers three types of lettuce (romaine, iceberg and one other rotational lettuce), an assortment of 11 seasonal fresh cut vegetables (such as grated carrots, sliced mushrooms, chopped bell peppers and diced jicama), 10 toppings (such as sunflower seeds, fresh bacon bits, grated cheddar cheese and crumbled eggs), various condiments and 10 dressings. Employees located between the two salad bars replenish the salad offerings frequently and assist guests.

          Next, the salad bar features eight prepared signature salads. The following is a partial list of the Company's signature salad recipes:

  Artichoke Rice Salad                        Moroccan Marinated Vegetables
  Aunt Doris' Red Pepper Slaw                 Old Fashioned Macaroni Salad
  BBQ Potato Salad                            Oriental Ginger Slaw with Krab
  Baja Bean with Cilantro Salad               Pesto Kashi
             Chipotle Vinaigrette             Picante Pasta Salad
  Carrot Ginger Salad with Herb Vinaigrette   Picnic Potato Salad
  Carrot Raisin Salad                         Pineapple Coconut Slaw
  Chinese Krab Salad                          Poppyseed Coleslaw

  Confetti Pasta Salad with Cheddar & Dill    Roasted Potato Salad with
  Cowboy Beans Salad                                    Chipotle Vinaigrette
  Cucumber Tomato with Chile Lime             Shrimp Tarragon Salad
  Dijon Potato Salad with Garlic Dill         Spinach Pasta with Raspberry
             Vinaigrette                                Vinaigrette
  Gemelli Pasta Salad with Chicken            Spinach Krab Salad Summer Barley
  German Potato Salad                                   with Black Bean
  Greek Couscous with Feta Cheese             Soba Noodle with Chicken
  Italian White Bean Salad                    Southern Dill Potato Salad
  Jalapeno Potato Salad                       Spicy Southwestern Pasta
  Lemon Orzo Salad with Feta & Mint           Thai Noodle with Peanut Sauce
  Mandarin Krab Salad                         Three Bean Marinade Salad
  Mandarin Noodles with                       Tortellini Salad
             Broccoli and Sesame Seeds        Tortellini Salad with Basil
  Mandarin Shells with Almonds and Snow Peas  Tumbleweed Tortelli Salad
  Marinated Summer Vegetable Salad            Tuna Tarragon Salad
  Mazatlan Krab & Pasta Salad                 Turkey Chutney Pasta Salad
  Mediterranean Krab & Rotini Salad           Zesty Tortellini
  Mediterranean Harvest Salad

          Beverages. At the end of the salad bar, the Company offers an assortment of beverages, including fresh juices, milk, soft drinks, sparkling waters, lemonades, and in certain locations, beer and wine. Refills of soft drinks, coffee and tea are provided at no extra cost.

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

  Albondigas Buenas Soup                      Santa Fe Black Bean Chile
  Chesapeake Corn Chowder                     Shrimp Bisque
  Chicken Jambalaya                           Spicy 4-Bean Minestrone
  Chunky Potato Cheese Soup                   Split Pea Soup with Ham
  Cream of Broccoli Soup                      Sweet Tomato Onion Soup
  Cream of Mushroom Soup                      Texas Red Chili
  Sweet Tomato Onion Soup                     Turkey Cassoulet
  Green Chile Stew                            Turkey Noodle Soup
  Irish Potato Leek Soup                      Turkey Vegetable Soup
  Navy Bean Soup                              Vegetable Beef Stew
  New England Clam Chowder with Bacon         Vegetarian Harvest Soup
  New Orleans Style Jambalaya                 Vegetable Medley Soup
  Posole                                      Yucatan Chili

          Pasta Bar. At the pasta bar, guests can select from three hot pasta dishes that are made fresh every 20 - 30 minutes. Pasta is prepared exhibition style to order by employees located at the pasta station and served in individual servings to ensure that both the pasta and the sauce remain hot.
The Company's pasta sauce recipes include the following:

  Bruschetta                                  Garden Vegetable with Italian
  Chipotle Chicken with Cilantro                Sausage
  Creamy Pesto with Sundried Tomatoes         Italian Vegetable Beef
  Creamy Bruschetta                           Jalapeno Salsa

  Fettucine Alfredo                           Nutty Mushroom
  Garden Vegetable with Meatballs             Smoked Salmon & Dill
                                              Vegetarian Marinara with Basil

          Baked Goods. Each day, the bakery bar offers three different muffins, two varieties of fresh dough pizza focaccias and a variety of freshly baked breads. In addition, the Company offers baked potatoes and assorted toppings. All muffins and other baked goods are baked on site and replenished frequently to ensure warmth and freshness. The Company's muffin recipes include the following:

  Apple Cinnamon Bran Muffin                  Garlic Parmesan Focaccia Muffin
  Cranberry Orange Bran Muffin                Georgia Peach Poppyseed Muffin
  Fruit Medley Bran Muffin                    Lemon Muffin
  Buttermilk Corn Bread                       Mandarin Almond Muffin with Oat
  Chile Corn Muffin                                       Bran
  Indian Grain Bread                          Nutty Peanut Butter Muffin
  Sourdough Bread                             Peanut Butter Chocolate Chip
  Apple Raisin Muffin                                     Muffin
  Apricot Nut Muffin                          Pizza Focaccia
  Banana Nut Muffin                           Pumpkin Raisin Muffin
  Carrot Pineapple Muffin with Oat Bran       Roasted Potato Focaccia
  Cherry Nut Muffin                           Strawberry Buttermilk Muffin
  Chocolate Brownie Muffin                    Tomatillo Focaccia
  Chocolate Chip Mandarin Muffin              Wild Maine Blueberry Muffin
  Chocolate Chip Muffin                       Wild Maine Blueberry Muffin-Large
                                              Zucchini Nut Muffin

          Desserts. Each restaurant offers several varieties of fresh fruit and other dessert items. The most popular dessert offering is frozen yogurt. At the yogurt bar, guests have the choice of two varieties of frozen yogurt assorted toppings (such as oreo cookie crumbs, granola, sprinkles and peanuts) and chocolate sauce.

RESTAURANT OPERATIONS

          Cost Management Focus. The Company is very committed to cost management without degrading either quality of food or service. To accomplish this the Company has developed a unique management information system which in conjunction with several other cost related programs allows the Company to provide a cost structure that the Company believes is superior to any casual or buffet style restaurant.

          Computer Information System. The core component of the Company's cost management program is the Company's computer information system. The Company has developed a proprietary computer accounting and management information system that is fully integrated throughout the Company, including in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by corporate and restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant's staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Weekly computer-generated profit and loss statements and monthly accounting department-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

          Food Purchasing. Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company's food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company purchases certain food items in two month to one year fixed price supply contracts that are not subject to minimum quantity requirements. Although contracted directly by the Company, all produce and groceries are delivered to the Company's regional distributors, who in turn deliver the produce and groceries to the individual restaurants and central kitchen restaurants approximately three to five times a week. At each restaurant, the production assistant manager is responsible for ensuring that all deliveries meet the Company's guidelines regarding freshness and quality.

          Central Kitchens. In ten geographic areas, the Company uses central kitchens located in existing restaurants to prepare certain menu offerings on a more efficient scale using the identical food preparation processes as the restaurants. Each central kitchen currently services between two and seven restaurants. Items prepared in the central kitchen are delivered daily to the Company's local restaurants. The Company believes that, where economically feasible, the use of central kitchens assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests without any additional operating costs.

          Food Preparation and Quality Control. The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staffs prepare food items from scratch daily. Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins, pizza focaccias, and prepared pastas are made on-site in small batches throughout the day in order to maintain high levels of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and central kitchen in an effort to achieve consistently high quality. The Company's food development effort focuses on the creation of new recipes within existing food product categories. The Company's computer system assists the restaurant managers in monitoring quality control without raising costs by providing a detailed analysis of the raw materials used in the creation of each finished product.

          Customer Service. One of the Company's fundamental strategies is to develop a strong core of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet. The Company seeks to attract and retain friendly, customer-oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions and assist guests in serving themselves. The Company devotes substantial attention and resources to maintaining cleanliness and fresh presentation of the salad and other food bars in order to enhance the visual appeal of the menu offerings.

          The Company actively solicits guest input through the use of comment cards and attempts to respond in writing to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in- house market research through exit interviews and guest focus groups on an ongoing basis in order to be responsive to changes in guest tastes and expectations. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately three times per month, as well as a technical shop once a month to ensure strict adherence to the Company's standards for food quality and service. The results of these independent evaluations are taken into consideration in determining each restaurant manager's monthly bonus.

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

          A significant portion of the Company's external marketing effort consists of attracting new guests through the use of free standing inserts ("FSIs"). FSIs contain descriptive information regarding the restaurants, as well in some cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a "Business-to-Business" program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

          In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. Radio advertising is only used where the Return on Investment of the radio campaign is sufficient to justify the cost. In fiscal 1997, the Company used radio advertising in San Diego, Tampa Bay and Phoenix markets.

          In addition, the restaurants periodically co-sponsor fund-raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. The program typically includes special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre- opening trial operations, to which the family and friends of new employees are invited.

          In fiscal 1997, marketing and promotion expenses constituted approximately 2.2% of total net sales.

RESTAURANT FACILITIES

          Design. Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 220 guests, provides a warm, comfortable atmosphere that creates a relaxed dining environment similar to many casual family restaurants. The Company's existing restaurants average approximately 7,500 square feet (including the dining area, kitchen and food preparation and storage areas), with new restaurants based on the Company's latest prototype averaging approximately 7,200 square feet. Certain of the Company's restaurants provide limited outdoor seating.


          Location. The following is a list of the Company's restaurants and their locations by region:

LOCATION                                    DATE OPENED      SQUARE FOOTAGE (1)

Region:  Southern California (2)
           Del Mar (San Diego)              September 1993         6,760
           Laguna Niguel                    July 1993              6,800
           Rancho Bernardo (San Diego)      January 1993           6,760

           San Bernardino                   May 1992               6,500
           Fountain Valley                  January 1990           7,500(3)
           Brentwood (Los Angeles)          January 1990           6,580
           Beverly (Los Angeles)            September 1989         8,100
           Alhambra                         September 1989         7,500
           Marina del Rey                   June 1989              8,490
           Costa Mesa                       May 1989              10,140
           Rancho Cucamonga                 April 1989             7,630
           Brea                             October 1988           7,630
           Arcadia                          October 1988           7,500
           Torrance                         July 1988              8,080
           Mira Mesa (San Diego)            February 1988          8,210
           Pasadena                         November 1987          7,940
           Carlsbad                         July 1987              8,210
           Lakewood                         July 1987              8,210
           Garden Grove                     December 1986          8,210
           Tustin                           August 1986            7,470
           La Mesa                          February 1986          8,420(3)
           Point Loma (San Diego)           January 1982           7,000
           Mission Gorge (San Diego)        March 1978             7,570

Region:  Northern California
           N. Fresno Street (Fresno)        October 1993           6,760
           Fremont                          February 1993          6,860
           Shaw Avenue (Fresno)             September 1990         6,760
           Sunnyvale                        May 1990               7,500
           Pleasanton                       March 1990             7,910

Region:  Florida
           Fort Lauderdale                  September 1997         7,960
           Hollywood                        August 1997            8,000(3)
           Altamonte Springs (Orlando)      February 1997          8,740(3)
           Fort Myers                       January 1997           7,240
           Sarasota                         July 1996              8,500(3)
           Plantation                       April 1996             8,030
           Brandon (Tampa)                  August 1995            8,110
           Tampa                            July 1995              8,500
           Carrollwood (Tampa)              June 1993              7,020
           Largo (Tampa)                    September 1992         6,800
           Palm Harbor (Tampa)              January 1990           8,000(3)

Region:  Arizona
           Tucson II                        November 1996          6,960
           Ahwatukee (Phoenix)              July 1996              6,960
           Peoria (Phoenix)                 June 1996              6,460
           Phoenix                          May 1996               6,940
           Tucson I                         May 1996               7,420(3)
           Tempe (Phoenix)                  February 1995          6,320
           Scottsdale (Phoenix)             February 1994          9,000(3)

Region:  Albuquerque
           Cottonwood Mall                  October 1996           6,300
           San Mateo Avenue                 September 1996         7,240(3)

Region:  Utah
           Centennial (Sandy)               November 1997          7,450
           Overlook (Sandy)                 September 1997         9,000(3)

The restaurants listed below are under development and have lease or purchase contracts signed.

                                          ESTIMATED FISCAL        APPROXIMATE
LOCATION                                  YEAR OPENING      SQUARE FOOTAGE (1)

Region:  Florida
           Coral Springs                   Q1 1998                7,240

Region:  Georgia
           Perimeter (Atlanta)             Q3 1998                8,900(3)
           Towncenter (Atlanta)            Q3 1998                7,240
           Northpoint (Atlanta)            Q4 1998                7,240

Region:  Texas
           Houston                         Q3 1998                8,900(3)

Region:  Oregon
           Beaverton                       Q4 1998                6,960
           Vancouver (Washington)          Q4 1998                8,000(3)

Region:  Nevada
           Las Vegas                       Q2 1998                7,240(3)

(1) Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas

(2) Does not include mini-restaurant located in Los Angeles, California which opened in fiscal 1996

(3)       Includes central kitchen

SITE SELECTION AND CONSTRUCTION

          The Company's site selection strategy is to open economically viable restaurants that achieve an appropriate balance between lunch and dinner guest volumes in each of its target markets. The Company considers the location of each restaurant to be critical to its long-term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, population density, household income and education levels, day-time traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking.

          The Company also reviews potential competition and customer activity at other restaurants operating in the area. To date, the Company has located a majority of its restaurants in strip shopping centers and neighborhood shopping centers located near business districts.

          The Company generally engages outside general contractors for the required construction or build-out of restaurant sites and expects to continue this practice for the foreseeable future. The Company's experience to date has been that obtaining construction permits has taken from two to nine months.
The interior build-out of in-line restaurants and the construction of free-standing restaurants takes approximately four months and five months, respectively.

          The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company's ability to locate suitable restaurant sites, construct new restaurant in a timely manner and obtain additional funds. See "Business Risks - Expansion:".

EXPANSION STRATEGY

          The Company intends to expand in fiscal 1998 and 1999 primarily in new markets outside of California. In fiscal 1997, the Company opened one restaurant in Arizona, four restaurants in Florida, one restaurant in New Mexico, and one restaurant in Utah. In fiscal 1998, the Company anticipates opening approximately eleven full size restaurants outside of California. The Company has signed two leases, purchased three sites and signed contracts to purchase an additional four of the sites to be opened in fiscal 1998.
Expansion will allow the Company in certain circumstances to utilize a central kitchen to serve several restaurants located within a particular region. The Company is also currently investigating further expansion beyond fiscal 1998 in new markets outside of California. In addition, as a part of its expansion strategy, the Company is evaluating the possibility of developing its concept in alternative formats. The Company currently has no plans to offer franchises.

          The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks - Expansion Risks".

RESTAURANT CLOSINGS

          As a result of the Company's review in early fiscal 1994 of the profitability of its restaurant portfolio, the Company closed one restaurant located in Santa Monica, California in fiscal 1994 and one restaurant located in Encino, California in fiscal 1995. The Company also closed one additional restaurant in Corona, California in fiscal 1994 as a result of the Company's belief that the landlord breached the restaurant lease. The write-offs relating to both of the restaurant closures equaled $815,000 taken in fiscal 1994.

COMPETITION

          The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-price, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition- oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

          The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. In 1996 Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997 and will impose one more increase in California in March 1998. There is no assurance that the Company will be able to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company's restaurant designs to allow access for people with disabilities. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See "Business Risks:
Cost Sensitivity".

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

TRADE NAMES AND SERVICE MARKS

          The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona, New Mexico and Utah markets. The Company registered both Souplantation and Sweet Tomatoes trademark's with the United States Patent and Trademark Office.

EMPLOYEES

          As of September 30, 1997, the Company had approximately 3,348 employees including 3,087 hourly restaurant employees (of whom 2,576 were part-time employees), 212 full-time restaurant management employees and 42 full-time corporate management and staff employees and 7 part time corporate employees. None of the Company's employees is represented by a labor union. The Company believes that its relationship with its employees is good.

MANAGEMENT

EXECUTIVE OFFICERS

          The executive officers of the Company are as follows:

Name                Age  Position

Michael P. Mack     46   President, Chief Executive Officer and Director
David W. Qualls     52   Executive Vice President --- Finance and Real Estate,
                         Chief Financial Officer and Secretary
R. Gregory Keller   49   Vice President of Operations

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

          David W. Qualls joined the Company in November 1985 as Chief Financial Officer and Secretary. Since 1990, Mr. Qualls has also served as the Company's Executive Vice President in charge of Finance and Real Estate. Prior to joining the Company, from 1982 to 1985, Mr. Qualls served as Vice President of Finance and Administration and Chief Financial Officer of Diatek, Inc., a medical electronics company. Mr. Qualls received a B.A. from California State University at Fresno and an M.B.A. from the University of Virginia.

          R. Gregory Keller joined the Company in June 1991 as Vice President of Operations. From January 1991 to June 1991 prior to joining the Company, Mr. Keller served as a consultant to the Company. From June 1990 to January 1991, Mr. Keller served as an independent consultant. Prior to that, from June 1971 to June 1990, Mr. Keller served as a divisional Vice President of Operations of Paragon, Inc., a restaurant company, where he managed operations for 33 restaurants. Mr. Keller received a B.S. from Northern Illinois University.

RESTAURANT MANAGEMENT

          Management. The Company seeks to attract and retain friendly, guest-oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes a two month "hands-on" technical training course in an existing restaurant that covers day to day restaurant operations. The Company also selects restaurant management employees for participation in ongoing management training programs that focus on motivation techniques, performance reviews, team-building, interviewing and other management skills.

          General managers are responsible for managing their respective restaurants and reporting to District Operations Managers. Each district manager is responsible for four to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, two or three assistant managers and several other key employees. The Company recruits most of its assistant managers from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company's general managers have been promoted from assistant manager. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on actual restaurant performance as compared to budget and guest satisfaction. As an additional incentive, restaurant managers are eligible for stock options.

Item 2.  PROPERTIES

          The Company currently operates 51 restaurants in California, Florida, Arizona, New Mexico and Utah. One restaurant has been opened in fiscal 1998, seven restaurants were opened in fiscal 1997, one mini-restaurant and seven full size restaurants in 1996 and three in 1995. The Company currently leases the sites for most of its restaurants, mixed between stand-alone sites and in-line locations. The Company operates 36 free-standing restaurants and 15 restaurants located within larger buildings. The Company owns six properties located in Florida, one in Arizona, two in New Mexico, and one in Utah.
Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. In the future the Company expects to continue to both lease and purchase its sites. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in August 2001.

          In January 1995, the Company opened an experimental "Souplantation To Go!" mini-restaurant next to one of its restaurants located in San Diego. The mini-restaurant was a limited menu, quick-service concept which closed in June 1995. The Company has also opened a mini-restaurant in a hospital business complex located in Los Angeles. The Company is still evaluating the mini-restaurant concept and there can be no assurance that further expansion of this concept will occur or that the mini-restaurants will be successful.

Item 3.  LEGAL PROCEEDINGS

          The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company has closed a leased restaurant and filed a lawsuit against the landlord for breach of contract, and the landlord has countersued the Company for damages. The case has not been set for trial and currently is in mediation. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business. See "Business Risk:
Legal Matters".

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

          Garden Fresh Restaurant Corp. common stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 1997, 4,264,579 shares were owned by 164 shareholders of record. The following is a summary of market activity for the fiscal years 1996 and 1997.

1996                                      High                           Low

First Quarter                             8 1/8                          6 3/8
Second Quarter                            8 3/8                          6 3/8
Third Quarter                             11                             8 1/8
Fourth Quarter                            10 7/8                         9

1997

First Quarter                             10 7/8                         8 1/4
Second Quarter                            12 3/4                         9 3/4
Third Quarter                             12                             9 1/4
Fourth Quarter                            15 1/2                         11 1/8

          Garden Fresh Restaurant Corp. had its initial public offering (IPO) on May 16, 1995 at a price of $9.00.

          To date, the Company has not paid any cash dividends. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA
                                               Year Ended September 30,
                                      1993     1994     1995     1996     1997

Statement of Operations Data:
Net sales                          $51,380  $59,658  $61,320  $71,373  $90,252

Costs and expenses:
Cost of sales                       14,953   16,277   16,721   19,318   23,497
Restaurant operating expenses       27,927   32,939   32,898   36,851   46,966
General and administrative           4,008    4,446    4,098    5,142    5,672
           expenses
Depreciation and amortization        2,711    3,633    3,604    4,518    6,147
Restaurant closure costs                        815
  Total costs and expenses          49,599   58,110   57,321   65,829   82,282
Operating income                     1,781    1,548    3,999    5,544    7,790

Interest income                        213       93      221      142      106
Interest expense,                   (1,708)  (1,898)  (1,313)    (671)  (1,579)
Other expense, net                              (60)    (210)     (66)     (62)

Income (loss) before income taxes
    and extraordinary item             286     (317)   2,697    4,949    6,435
Benefit (provision) for                (77)     (18)   1,646   (1,945)  (2,548)
    income taxes (5)
Income (loss) before extraordinary     209     (335)   4,343    3,004    3,887
    item
Extraordinary item -
    early extinguishment of debt (6)                    (518)
Net income (loss)                      209     (335)   3,825    3,004    3,887
Stock dividend                                        (8,298)
Net income (loss) available to        $209  $  (335) $(4,473)  $3,004   $3,887
    common stockholders

Pro forma net loss                          $  (.13) $ (1.42)
    per share available to common
    stockholders (1) (2)

Net income per share available to
common stockholders (1) (2)
       Primary                                                  $ .72    $ .88
       Fully diluted                                            $ .71    $ .85
Shares used in computing pro forma            2,526    3,161
   net loss per share (2) (3)

Shares used in computing net
   income per share
       Primary                                                  4,176    4,402
       Fully diluted                                            4,245    4,548

Selected Operating Data:
Percentage change in comparable     (4.2)%     1.2%     2.0%     2.5%     4.7%
   restaurant sales (3)
Average price per guest (4)          $6.64    $6.66    $6.56    $6.57    $6.75
Average sales for restaurants
   open for full period             $1,748   $1,779   $1,835   $1,902   $1,985
Number of full service restaurants
   open for full period                 27       31       32       35       42
Number of full service restaurants
   open at end of period                33       33       35       43       49

Balance Sheet Data:
Total assets                       $27,932  $29,713  $34,651  $48,062  $62,409
Long-term debt and capital lease
obligations, current portion       $11,117  $13,263  $ 4,017  $ 9,934  $17,421
Shareholders' equity               $10,522  $10,209  $23,768  $29,257  $34,168


(1) Pro forma net loss per share is computed based on the weighted average number of common shares outstanding during the respective periods after giving retroactive adjustment for the conversion of all preferred stock into shares of common stock, the net exercise of warrants in exchange for approximately 138,000 shares of common stock, and the issuance of a preferential stock dividend of approximately 922,000 shares of common stock to the holders of Series B, Series C and Series D preferred stock, which occurred upon completion of the initial public offering.

(2) Historical earnings per share is not presented because such amounts are not deemed meaningful due to the significant change in the Company's capital structure that occurred in connection with the initial public offering.

(3) Includes all restaurants open for at least 15 months at the end of such period, and compares results for those restaurants with the results for the same period in the prior year.

(4) Average price per guest is derived from the Company's net sales, which reflects discounts and coupons.

(5) Fiscal 1995 results include a benefit related to recognition of deferred tax assets of $2,173,000.

(6) Represents a charge for previously unamortized issue costs, debt discount, and prepayment penalty, net of $192,000 income tax benefit.

                                Percentage of Net Sales
                              (Dollar amounts in thousands)

                                                 Year Ended September 30,
                                     1995                1996            1997

Statement of Operations Data:
Net sales                            100.0%             100.0%          100.0%
Costs and expenses
  Cost of sales                       27.3                27.1            26.0
  Restaurant operating expenses:
    Labor                             28.4                27.8            29.0
    Occupancy and other               25.2                23.8            23.1
       Total restaurant
             operating expenses       53.6                51.6            52.1
  General and administrative expense   6.7                 7.2             6.3
  Depreciation and amortization        5.9                 6.3             6.8
       Total costs and expenses       93.5                92.2            91.2
Operating income                       6.5                 7.8             8.8
Interest expense, net                 (1.8)                (.8)           (1.6)
Other expense, net                     (.3)                (.1)            (.1)
Income before income tax expense
  and extraordinary item               4.4                 6.9             7.1
Benefit (provision) for income taxe    2.7                (2.7)           (2.8)
Income before
  extraordinary item                   7.1                 4.2             4.3
Extraordinary item -
  early extinguishment of debt         (.9)
Net income                             6.2                 4.2             4.3
Stock dividend                       (13.5)
Net income (loss) available
  to common shareholders              (7.3)%               4.2%            4.3%

Selected Operating Data:
Percentage change in comparable
 restaurant sales                      2.0%                2.5%            4.7%
Average net sales for restaurants
 open for full fiscal period         $1,835             $1,902          $1,985
Number of full service restaurants
 open for full period                    32                 35              42
Number of full service restaurants
 open at end of period                   35                 42              49

Statement of Operations Data:

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal 1997 versus Fiscal 1996

          Net Sales. Net sales for the fiscal year ended September 30, 1997 increased 26.5% to $90.3 million from $71.4 million for the comparable 1996 period. The increase was due to a 4.7% increase in comparable restaurant sales which resulted from an increase in guest volume of 3.1%, and in average meal price of 1.6% and the addition of seven new stores that opened in fiscal 1997.

          Cost of Sales. Cost of sales increased 21.8% to $23.5 million in the year ended September 30, 1997 from $19.3 million in the comparable 1996 period. As a percent of sales, cost of sales decreased 1.1% from 27.1% in fiscal 1996 to 26.0% for the fiscal year ended September 30, 1997. This decrease was primarily due to better menu management and improved purchasing.

          Labor Expense. Labor expense for the fiscal year ended September 30, 1997 increased 31.1% to $26.1 million from $19.9 million for the comparable 1996 period. This increase was due primarily to an increase in the minimum wage and the associated benefits based on wages. The remainder of the increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1997 increased to 29.0% from 27.8% in the comparable 1996 period.

          Occupancy and Other Operating Costs. Occupancy and other operating costs for the fiscal year ended September 30, 1997 increased 22.4% to $20.8 million from $17.0 in the comparable 1996 period. As a percentage of net sales, occupancy and other operating costs for the fiscal year ended September 30, 1997 decreased to 23.1% from 23.8% in the comparable 1996 period. The decrease was due to primarily lower occupancy costs in the newer regions.

          General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1997 increased 11.8% to $5.7 million from $5.1 million for the comparable 1996 period. This increase was primarily due to the increased personnel costs required to support the increased sales volume. As a percentage of net sales, general and administrative expenses for the fiscal year ended September 30, 1997 decreased to 6.3% from 7.2% in the comparable 1996 period.

          Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal years ended September 30, 1997 and 1996 was approximately $6.1 million and $4.5 million, respectively. As a percentage of net sales, depreciation and amortization expense for the fiscal year ended September 30, 1997 increased to 6.8% from 6.3% in the comparable 1996 period. This increase was attributable to the increased amortization of start up costs associated with the opening of seven new restaurants, four of which were in new regions. The first store in a new region typically has higher startup costs than later stores due to extra costs associated with establishing a new region.

          Interest Expense. Interest expense for the fiscal year ended September 30, 1997 increased to $1.6 million from $.7 million for the fiscal year ended September 30, 1996. This increase was attributable to new debt incurred for continued expansion.

          Provision for Income Taxes. Provision for income taxes increased to $2.5 million in 1997 from $1.9 million in 1996 principally due to higher pretax income during the fiscal year.

          Net Operating Loss Carryforwards. At September 30, 1996, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $1.4 million, which were utilized during fiscal 1997.

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

          General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1996 increased 24.4% to $5.1 million from $4.1 million for the comparable 1995 period. This increase was primarily due to the increased cost associated with being a public company and personnel costs required to support the increased sales volume. As a percentage of net sales, general and administrative expenses for the fiscal year ended September 30, 1996 increased to 7.2% from 6.7% in the comparable 1995 period.

          Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended September 30, 1996 and 1995 was approximately $4.5 million and $3.6 million, respectively. As a percentage of net sales, depreciation and amortization expense for the fiscal year ended September 30, 1996 increased to 6.3% from 5.9% in the comparable 1995 period. This increase was attributable to the increased amortization of start up costs associated with the opening of eight new restaurants.

          Interest Expense. Interest expense for the fiscal year ended September 30, 1996 decreased 46.2% to $.7 million from $1.3 million for the fiscal year ended September 30, 1995. This was attributable to the reduction of debt due to payoff thereof with the proceeds from the Company's initial public offering in May 1995.

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

          Interest Expense. Interest expense for the fiscal year ended September 30, 1995 decreased 31.6% to $1.3 million from $1.9 million for the fiscal year ended September 30, 1994. This was attributable to the reduction of debt due to payoff thereof with the proceeds from the Company's initial public offering in May 1995.

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

QUARTERLY RESULTS AND SEASONALITY

          The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company's statements of operations bear to net sales for the four fiscal quarters of fiscal 1996 and the four fiscal quarters of fiscal 1997. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                Fiscal 1996                      Fiscal 1997
                    First    Second    Third    Fourth    First    Second    Third    Fourth
                   Quarter   Quarter   Quarter  Quarter   Quarter  Quarter  Quarter  Quarter

Statement of
Operations Data:

Net Sales          $14,935   $17,597   $18,712   $20,129  $19,277  $23,459  $23,502  $24,014
Operating income   $   515   $ 1,384   $ 1,729   $ 1,916  $   950  $ 2,069  $ 2,391  $ 2,560
Net income             245   $   771   $   962   $ 1,026  $   375  $ 1,017  $ 1,192  $ 1,303

As a Percentage
of Net Sales:

Operating income       3.4%      7.9%      9.2%      9.5%     4.9%    8.8%    10.2%    10.7%
Net income             1.6%      4.4%      5.1%      5.1%     1.9%    4.3%     5.1%     5.4%

Selected Operating
Data:

Number of restaurants
open at end of period   36        36        40        43       45       47      47       50

Percentage change in   (.2%)     6.7%      2.2%       .9%     3.7%     1.6%    5.0%     9.4%
comparable restaurant
sales (1)


1 Includes all restaurants open for at least 15 months at the end of such quarter, and compares results for those restaurants with the results for the same period in the prior year.


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

LIQUIDITY AND CAPITAL RESOURCES

          To date, the Company has financed its cash requirements principally from cash flow from operating activities, the private placement of preferred stock and subordinated debt and an initial public offering of common stock.
The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. From October 1, 1992 through September 30, 1997, the Company generated $38.4 million in cash flow from operating activities, received $30.5 million from bank debt and capital lease financing, $7.6 million from subordinated debt financing and $11.6 million from the Company's initial public offering and an additional $1.1 million from the sale of the Company's common stock pursuant to stock options.

          The Company's principal capital requirement has been and will continue to be funding the development of restaurants. Historically, the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for ten restaurants. During fiscal 1995, 1996 and 1997, the Company opened 3, 8 and 7 restaurants, respectively, resulting in a net increase in the Company's restaurants from 32 to 50 at September 30, 1997 (one Southern California restaurant was closed during fiscal 1995). Capital expenditures totalled $8.2 million and $18.2 million, respectively, during fiscal 1995 and 1996 and $17.6 million during fiscal 1997.

          The Company currently operates 51 restaurants, including one which opened in fiscal 1998. Additionally, the Company has signed one lease, purchased land for two restaurants and opened escrow for four of the remaining ten sites expected to open in fiscal 1998. The Company opened one new restaurant in Utah, one additional restaurant in Arizona, four additional restaurants in Florida and one additional restaurant in New Mexico during fiscal 1997. The Company's average cash investment for the three restaurants opened in fiscal year 1995 excluding land purchases was $1.44 million. The Company's average cash investment for the seven full service restaurants opened in fiscal 1996, excluding land purchases was $1.40 million. Pre-opening costs averaged approximately $134,000 for the seven full service restaurants opened in fiscal year 1996. The's Company's average cash investment for the seven restaurants opened in fiscal 1997 excluding land purchases was $1.60 million. Preopening costs averaged approximately $161,000 for the seven restaurants opened in fiscal year 1997. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1998 of $20.0 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1998 for capital improvements at existing sites. See "Business Risks - Capital Requirements".

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

          Certain Operating Results and Consideration. In fiscal 1995, 1996 and 1997, respectively, the Company experienced an increase of 2.0%, an increase of 2.5%, and an increase of 4.7%, respectively, in comparable restaurant sales. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that the 4.7% comparable restaurant sales growth in fiscal 1997 is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

          Expansion Risks. The Company opened seven full size restaurants in fiscal 1996 and has opened seven in fiscal 1997, and currently intends to open eleven restaurants in fiscal 1998. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable leases or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand into new regions or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

          Capital Requirements. In addition to funds generated from operations, the Company will need to obtain external financing to complete its expansion plans for fiscal year 1998 and beyond. There can be no assurance that such funds will be available when needed. Additionally should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

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

          Minimum Wage.   The Company has recently experienced increase in
hourly wage rates due to an increase in the federal way rate on October 1, 1996, and September 1, 1997, and in California on March 1, 1997. The Company expects to experience another increase on March 1, 1998 in California. While the Company has managed to absorb the first increases without a reduction in profitability, there can be no assurance that the Company will be able to absorb the increase on March 1, 1998 or any future potential increases.

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

          Geographic Concentration in California; Restaurant Base. Twenty-nine of the Company's 51 existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God that could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

          Legal Matters.   The Company closed a leased restaurant in September
1994 and filed a lawsuit against the landlord for a breach of contract. The landlord has countersued the Company for damages. An unfavorable decision against the Company could adversely affect the Company's results of operations.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Company's financial statements as of September 30, 1997 and 1996, and for each of the three fiscal years in the period ended September 30, 1997 and the report of independent accountants, are included in this report as listed in the index on page 26 of this report - Item 14(a).

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information relating to the directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held on March 5, 1998 as set forth under the caption "Election of Directors". Information relating to the executive officers of the Company is set forth in
Part I of this Report under the caption "Executive Officers of the Registrant".

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


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Report:

      (1)      Report of Independent Accountants. . . . . . . . . . . . . .  F-1
               Balance Sheet at September 30, 1996
                 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
               Statement of Operations for the Years Ended
               September 30, 1995, 1996 and 1997. . . . . . . . . . . . . .  F-3
               Statement of Cash Flows for the Years Ended
               September 30, 1995, 1996 and 1997. . . . . . . . . . . . . .  F-4
               Statement of Changes in Shareholder's Equity for the
                 Years Ended September 30, 1995, 1996 and 1997. . . . . . .  F-5
               Notes to the Financial Statements. . . . . . . . . . . . . .  F-6

               Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (2) Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

  (b) Reports on Form 8-K. The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 18, 1997             GARDEN FRESH RESTAURANT CORP.


                                     By:        /s/ Michael P. Mack
                                                Michael P. Mack
                                                Chief Executive Officer
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 18, 1997 by the following persons in the capacities indicated.


/s/ Michael P. Mack                 Chairman of the Board
Michael P. Mack                     Chief Executive Officer
                                    President and Director

/s/ David W. Qualls                 Chief Financial Officer and
David W. Qualls                     Chief Accounting Officer


/s/ Edgar F. Berner                 Director
Edgar F. Berner


/s/ Robert A. Gunst                 Director
Robert A. Gunst


/s/ Michael M. Minchin, Jr.         Director
Michael M. Minchin, Jr.


/s/ John M. Robbins, Jr.            Director
John M. Robbins, Jr.

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

23.1       Consent of Price Waterhouse LLP, Independent Accountants

24.1**     Power of Attorney

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