Form 10-Q
period 1997-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1998-02-13
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

         For quarter period ended December 31, 1997,

                                      OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________________ to _______________.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of January 8, 1998, was 4,289,621. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                           PAGE
PART I:    FINANCIAL INFORMATION

           Item 1:   Unaudited Condensed Financial Statements

                     Condensed Balance Sheet at September 30, 1997 and
                     December 31, 1997                                        3

                     Condensed Statement of Income for the three months
                     ended December 31, 1996 and December 31, 1997            4

                     Condensed Statement of Cash Flows for the three months
                     ended December 31, 1996 and December 31, 1997            5

                     Notes to Unaudited Condensed Financial Statements        6

           Item 2:   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      7


PART II:   OTHER INFORMATION

           Item 1:   Legal Proceedings                                       11
           Item 2:   Changes in Securities                                   11
           Item 3:   Defaults Upon Senior Securities                         11
           Item 4:   Submission of Matters to a Vote of Security Holders     11
           Item 5:   Other Information                                       11
           Item 6:   Exhibits and Reports on Form 8-K                        11

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

                                       September 30, 1997     December 31, 1997
                                                              (Unaudited)
ASSETS

  Cash                                      $       2,345         $         355

  Inventories                                       2,886                 3,112

  Other current assets                                550                 1,008

  Deferred income taxes                               322                   198
                                               ----------            ----------

  Total current assets                              6,103                 4,673

Property and equipment, net                        54,257                58,127

Intangible and other assets                         1,472                 1,661

Deferred income taxes                                 577                   416
                                               ----------            ----------

Total assets                                $      62,409         $      64,877
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable                         $       5,012         $       3,349

   Current portion of long-term debt                4,456                 4,451

   Accrued liabilities                              4,411                 5,421
                                               ----------            ----------

       Total current liabilities                   13,879                13,221

Accrued rent                                        1,397                 1,376

Long term debt, net of current portion             12,965                15,317

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1997
   and December 31, 1997; 4,264,579 and
   4,289,621 issued and outstanding at
   September 30, 1997 and December 31, 1997,
   respectively                                        43                    43

   Paid in capital                                 38,794                39,003

     Accumulated deficit                           (4,669)               (4,083)
                                               ----------            ----------

        Total shareholders' equity                 34,168                34,963
                                               ----------            ----------

Total liabilities and shareholders' equity  $      62,409         $      64,877
                                               ==========            ==========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)



                                                Three Months Ended
                                         December 31,         December 31,
                                                 1996                 1997


NET SALES                                $     19,277         $     23,903
                                          -----------          -----------
COST AND EXPENSES:

Cost of sales                                   5,121                6,281

Restaurant operating expenses:

   Labor                                        5,736                7,187

   Occupancy and other                          4,712                5,782

General and administrative expenses             1,314                1,582

Depreciation and amortization                   1,444                1,684
                                          -----------          -----------

Total costs and expenses                       18,327               22,516
                                          -----------          -----------

OPERATING INCOME                                  950                1,387

Interest expense, net                            (304)                (419)

Other expense, net                                (16)                 (16)

INCOME BEFORE INCOME TAXES                        630                  952

Provision for income taxes                        255                  366
                                          -----------          -----------

NET INCOME                               $        375         $        586
                                          ===========          ===========

Basic net income per share               $        .09         $        .14
                                          ===========          ===========
Shares used in computing
basic net income per share                      4,140                4,277
                                          ===========          ===========

Diluted net income per share             $        .09         $        .13
                                          ===========          ===========

Shares used in computing
diluted net income per share                    4,288                4,591
                                          ===========          ===========

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                      Three Months Ended
                                                December 31,      December 31,
                                                       1996              1997
OPERATING ACTIVITIES:

Net income                                      $       375       $       586
                                                   --------          --------
Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization                    1,444             1,684

     Loss on disposal of property                        16                16

     Deferred income taxes                               69               285

     Changes in operating assets and liabilities:

       Increase in inventories                         (115)             (226)

       Increase in other assets                        (779)             (457)

       Increase (decrease) in accounts payable           92            (1,663)

       Increase (decrease) in accrued liabilities      (376)            1,010

       Decrease in accrued rent                         (21)              (21)
                                                   --------          --------

Net cash provided by operating activities       $       705       $     1,214
                                                   ========          ========

INVESTING ACTIVITIES:

Acquisition of property and equipment:

     New restaurants                                 (4,453)           (4,986)

     Existing restaurant additions                     (296)             (262)

Increase in intangible and other assets                (376)             (512)
                                                   --------          --------

Net cash used in investing activities                (5,125)           (5,760)
                                                   --------          --------

FINANCING ACTIVITIES:

Proceeds from long term debt                          6,308             3,871

Repayment of long term debt                          (1,216)           (1,524)

Net proceeds from issuance of common stock              216               209
                                                   --------          --------

Net cash provided by financing activities             5,308             2,556
                                                   --------          --------

Net increase (decrease) in cash                         888            (1,990)

Cash at beginning of period                             615             2,345
                                                   --------          --------

Cash at end of period                           $     1,503      $        355
                                                   ========          ========

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   UNAUDITED CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 1997 included in the Company's Form 10-K.

2.   NET INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("FAS 128"), which establishes new standards for computing earnings per share and which became effective for financial statements for periods after December 15, 1997, including interim periods. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share.

     Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, using the treasury stock method, outstanding during the period.

     Common stock equivalents of 148,000 and 314,000 shares for the three month periods ended December 31, 1996 and 1997, respectively, were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

                                               3 Months Ended
                                        December 31,      December 31,
                                               1996              1997

NET SALES                                    100.0%            100.0%
                                             -----             -----

COST AND EXPENSES:

  Cost of sales                               26.6%             26.3%

  Restaurant operating expenses:

    Labor                                     29.8%             30.1%

    Occupancy and other                       24.4%             24.2%

  General and administrative expenses          6.8%              6.6%

  Depreciation and amortization                7.5%              7.0%
                                             -----             -----

  Total operating expenses                    95.1%             94.2%
                                             -----             -----

OPERATING INCOME                               4.9%              5.8%

  Interest expense, net                       (1.6%)            (1.7%)

  Other expense, net                           (.1%)             (.1%)

INCOME BEFORE INCOME TAXES                     3.2%              4.0%
                                             -----             -----

Provision for income taxes                     1.3%              1.5%
                                             -----             -----

NET INCOME                                     1.9%              2.5%
                                             =====             =====

RESULTS OF OPERATIONS


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

     Net Sales. Net sales for the three months ended December 31, 1997 increased 23.8% to $23.9 million from $19.3 million for the comparable 1996 period. This was due to the opening of seven full size restaurants since the comparable 1996 period, and in part, by a 9.8% increase in comparable restaurant sales.

     Cost of Sales. Cost of sales for the three months ended December 31, 1997 as a percent of sales decreased .3% to 26.3% from the 26.6% since the 1996 period due to higher average meal price per guest.

     Labor Expense. Labor expense for the three months ended December 31, 1997 increased 26.3% to $7.2 million from $5.7 million for the comparable 1996 period. This increase was due to the new restaurants opened since the comparable 1996 period. As a percentage of sales, the labor expense for the three months ended December 31, 1997 increased to 30.1% from 29.8% in the comparable 1996 period. This was caused by higher than planned crew labor in new stores due to greater training requirements and the California minimum wage which increased effective March 1, 1997.

     Occupancy and Other Operating Costs. Occupancy and other operating costs for the three months ended December 31, 1997 increased 23.4% to $5.8 million from $4.7 million for the comparable 1996 period. This was due to the addition of seven full size restaurants since the comparable 1996 period. As a percentage of net sales, occupancy and other operating costs for the three months ended December 31, 1997 decreased to 24.2% from 24.4% in the comparable 1996 period. This decrease was due to lower occupancy costs associated with more favorable rents in newer stores and higher sales volume relative to the fixed occupancy costs.

     General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 1997 increased 23.1% to $1.6 million from $1.3 million for the comparable 1996 period. As a percentage of net sales, general and administrative expenses for the three months ended December 31, 1997 decreased to 6.6% from 6.8% for the comparable 1996 period. This was due primarily to a greater increase in sales relative to the increase in the general and administrative expenses.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended December 31, 1997 increased 21.4% to $1.7 million from $1.4 million for the comparable 1996 period. This increase was due to depreciation and amortization for the seven new restaurants opened since the comparable 1996 period. As a percentage of net sales, depreciation and amortization expenses for the three months ended December 31, 1997 decreased to 7.0% from 7.5% for the comparable 1996 period.

     Interest Expense. Interest expense for the three months ended December 31, 1997 increased 33.3% to $.4 million from $.3 million for the comparable 1996 period. Interest expense was increased due to the additional debt incurred for expansion.


LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has financed its cash requirements principally from operating activities, the private placement of preferred stock, external debt and capital leases and a public stock offering. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the three months ended December 31, 1997 the Company generated $1.2 million in cash flow from operating activities. During this period the Company also acquired property and equipment totalling $5.2 million, borrowed $3.9 million, paid down debt of $1.5 million, and sold equity for .2 million, which resulted in a net decrease of $2.0 million in cash.

     The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for sixteen restaurants, including the land for sites the Company expects to open in fiscal 1998 and 1999. During the first three months of fiscal 1998, the Company opened two restaurants. Capital expenditures totalled $5.2 million during the first three months of fiscal 1998 and $4.7 million for the comparable period in fiscal 1997. As of December 31, 1997 the Company operated 51 full sized restaurants and one small quick service restaurant.

     The cash investment to open the two restaurants during the three month period ending December 31, 1997 was $4.8 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the two restaurants opened in the first quarter of fiscal year 1998 were $422,000. The Company has signed two leases, and closed five escrows and opened two escrows for sites expected to open in fiscal 1998. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1998 of $20.0 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1998 for capital improvements at existing sites. See "Business Risks - Expansion Risks".

     The Company will need to rely on funds generated from operations to finance a portion of the expansion currently planned for fiscal 1998, as well as any expansion taking place after fiscal 1998. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all. See "Business Risk - Capital Requirements".


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

Certain Operating Results and Consideration

     In fiscal 1996 and 1997, respectively, the Company experienced an increase of 2.5% and an increase of 4.7% in comparable restaurant sales. In the first three months of fiscal 1997 and 1998, respectively, the Company's comparable restaurant sales increased by 3.7% and 9.8%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks

     The Company opened seven restaurants in fiscal 1997 and has opened two restaurants in fiscal 1998 and currently intends to open nine additional restaurants in fiscal 1998. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the

Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals and construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Capital Requirements

     In addition to funds generated from operations, the Company will need to obtain external financing to complete its expansion plans for fiscal year 1998 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

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

Minimum Wage

     The Company has recently experienced increases in the hourly wage rate due to an increase in the Federal minimum wage on October 1, 1996 and September 30, 1997 and in the California minimum wage on March 1, 1997. The Company also expects to experience an increase in the future due to an additional increase in the California minimum wage rate on March 1, 1998. While the Company has managed to absorb the increase to date without reduction in profitability there can be no assurance that the Company will be able to do so in the future.

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


Geographic Concentration in California:  Restaurant Base

     Twenty-nine of the Company's 52 existing restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

         (b)  Report on Form 8-K:

              No reports on Form 8-K have been filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GARDEN FRESH RESTAURANT CORP.
                           (Registrant)

                           /s/ Michael P. Mack
                           Michael P. Mack
                           Chief Executive Officer/President
                           (Principal Executive Officer)


                           /s/ David W. Qualls
                           David W. Qualls
                           Chief Financial Officer
                           (Principal Accounting and Financial
                           Officer)


DATED: February 13, 1998

                                 EXHIBIT INDEX



EXHIBIT NO.                  DESCRIPTION                            PAGE NUMBER


3.1*   Restated Certificate of Incorporation of Garden Fresh Restaurant     ---
       Corp.

3.2**  Bylaws of Garden Fresh Restaurant Corp., as amended.                 ---

10.1** Form of Indemnity Agreement for executive officers and directors.    ---

10.2** The Company's Restaurant Management Stock Option Plan, as amended.   ---

10.3** The Company's Key Employee Stock Option Plan, as amended.            ---

10.4** The Company's 1995 Outside Director Stock Option Plan.               ---

10.5** The Company's 1995 Key Employee Stock Option Plan, as amended.       ---

10.6   Form of Executive Employment Agreement                               ---

10.7   Wells Fargo Bank Revolving Line of Credit Note                       ---

27.1   Financial Data Schedule                                              ---


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