Form 10-Q
period 1998-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1998-04-28
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

          For quarter period ended March 31, 1998,

                                      OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________________ to ______________.

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  / X /     No  /  /

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes  /  /     No  /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of April 23, 1998 was 4,318,176. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                           PAGE

PART I:   FINANCIAL INFORMATION

          Item 1: Unaudited Condensed Financial Statements

                  Condensed Balance Sheet at September 30, 1997 and
                  March 31, 1998                                              3

                  Condensed Statement of Income for the three and the six
                  months ended March 31, 1997 and March 31, 1998              4

                  Condensed Statement of Cash Flows for the six months
                  ended March 31, 1997 and March 31, 1998                     5

                  Notes to Unaudited Condensed Financial Statements           6

          Item 2: Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7


PART II:  OTHER INFORMATION

          Item 1: Legal Proceedings                                          14
          Item 2: Changes in Securities                                      14
          Item 3: Defaults Upon Senior Securities                            14
          Item 4: Submission of Matters to a Vote of Security Holders        14
          Item 5: Other Information                                          14
          Item 6: Exhibits and Reports on Form 8-K                           14

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)


                                       September 30, 1997        March 31, 1998
                                                                 (Unaudited)
ASSETS

  Cash                                      $       2,345         $       2,588

  Inventories                                       2,886                 3,245

  Other current assets                                550                 1,886

  Deferred income taxes                               322                    88
                                               ----------            ----------

  Total current assets                              6,103                 7,807

Property and equipment, net                        54,257                61,381

Intangible and other assets                         1,472                 1,811

Deferred income taxes                                 577                   469
                                               ----------            ----------

Total assets                                $      62,409         $      71,468
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable                         $       5,012         $       3,723

   Current portion of long-term debt                4,456                 4,972

   Accrued liabilities                              4,411                 6,761
                                               ----------            ----------

       Total current liabilities                   13,879                15,456

Accrued rent                                        1,397                 1,347

Long term debt, net of current portion             12,965                18,127

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1997
   and March 31, 1998; 4,264,579 and
   4,318,176 issued and outstanding at
   September 30, 1997 and March 31, 1998,
   respectively                                        43                    43

   Paid in capital                                 38,794                39,260

     Accumulated deficit                           (4,669)               (2,765)
                                               ----------            ----------

        Total shareholders' equity                 34,168                36,538
                                               ----------            ----------

Total liabilities and shareholders' equity  $      62,409         $      71,468
                                               ==========            ==========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended                        Six Months Ended
                                            March 31,            March 31,          March 31,            March 31,
                                                 1997                 1998               1997                 1998

NET SALES                                $     23,459         $     27,836       $     42,736         $     51,739
                                          -----------          -----------        -----------          -----------
COST AND EXPENSES:

Cost of sales                                   6,062                7,125             11,183               13,406

Restaurant operating expenses:

   Labor                                        6,787                8,058             12,523               15,245

   Occupancy and other                          5,434                6,221             10,146               12,003

General and administrative expenses             1,490                1,901              2,804                3,483

Depreciation and amortization                   1,617                1,779              3,061                3,463
                                          -----------          -----------        -----------          -----------

Total costs and expenses                       21,390               25,084             39,717               47,600
                                          -----------          -----------        -----------          -----------

OPERATING INCOME                                2,069                2,752              3,019                4,139

Interest expense, net                            (381)                (543)              (685)                (962)

Other expense, net                                 (7)                 (39)               (23)                 (55)
                                          -----------          -----------        -----------          -----------

INCOME BEFORE INCOME TAXES                      1,681                2,170              2,311                3,122

Provision for income taxes                        664                  852                919                1,218
                                          -----------          -----------        -----------          -----------

NET INCOME                               $      1,017         $      1,318       $      1,392         $      1,904
                                          ===========          ===========        ===========          ===========

Basic net income per share               $        .24         $        .31       $        .34         $        .44
                                          ===========          ===========        ===========          ===========
Shares used in computing
basic net income per share                      4,160                4,304              4,150                4,298
                                          ===========          ===========        ===========          ===========

Diluted net income per share             $        .23         $        .28       $        .32         $        .41
                                          ===========          ===========        ===========          ===========

Shares used in computing
diluted net income per share                    4,404                4,673              4,345                4,633
                                          ===========          ===========        ===========          ===========


See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                        Six Months Ended
                                             March 31, 1997    March 31, 1998
OPERATING ACTIVITIES:

Net income                                      $     1,392       $     1,904

Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization                    3,061             3,463

     Loss on disposal of property                        31                55

     Deferred income taxes                              189               342

     Changes in operating assets and liabilities:

       Increase in inventories                         (295)             (359)

       Increase in other assets                      (1,109)           (1,336)

       Decrease in accounts payable                    (260)           (1,289)

       Increase in accrued liabilities                  683             2,350

       Decrease in accrued rent                         (39)              (50)
                                                   --------          --------

Net cash provided by operating activities       $     3,653       $     5,080
                                                   --------          --------

INVESTING ACTIVITIES:

Acquisition of property and equipment:

     New restaurants                                 (6,597)           (9,361)

     Existing restaurant additions                   (1,050)             (600)

Increase in intangible and other assets                (651)           (1,020)
                                                   --------          --------

Net cash used in investing activities                (8,298)          (10,981)
                                                   --------          --------

FINANCING ACTIVITIES:

Proceeds from long term debt                          8,203             8,339

Repayment of long term debt                          (2,308)           (2,661)

Net proceeds from issuance of common stock              329               466
                                                   --------          --------

Net cash provided by financing activities             6,224             6,144
                                                   --------          --------

Net increase in cash                                  1,579               243

Cash at beginning of period                             615             2,345
                                                   --------          --------

Cash at end of period                           $     2,194      $      2,588
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

     Basic net income per share is computed based on the weighted average of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and common stock equivalents, which includes options under the Company's stock option plans computed using the treasury stock method and common shares expected to be issued under the Company's Employee Stock Purchase Plan.

     Common stock equivalents of 244,000 and 369,000 shares for the three month periods ended March 31, 1997 and 1998, respectively, and 195,000 and 335,000 shares for the six months ended March 31, 1997 and 1998, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

GARDEN FRESH RESTAURANT CORP.  STATEMENT OF OPERATING DATA

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items included in the Company's statement of income for the periods indicated.


                                               Three Months Ended                  Six Months Ended
                                           March 31,         March 31,        March 31,         March 31,
                                               1997              1998             1997              1998

NET SALES                                    100.0%            100.0%           100.0%            100.0%
                                             -----             -----            -----             -----

COST AND EXPENSES:

  Cost of sales                               25.8%             25.6%            26.2%             25.9%

  Restaurant operating expenses:

    Labor                                     28.9%             28.9%            29.3%             29.5%

    Occupancy and other                       23.2%             22.4%            23.7%             23.2%

  General and administrative expenses          6.4%              6.8%             6.6%              6.7%

  Depreciation and amortization                6.9%              6.4%             7.1%              6.7%
                                             -----             -----            -----             -----

  Total operating expenses                    91.2%             90.1%            92.9%             92.0%
                                             -----             -----            -----             -----

OPERATING INCOME                               8.8%              9.9%             7.1%              8.0%

  Interest expense, net                       (1.6%)            (2.0%)           (1.6%)            (1.9%)

  Other expense, net                                             (.1%)            (.1%)             (.1%)
                                             -----             -----            -----             -----

INCOME BEFORE INCOME TAXES                     7.2%              7.8%             5.4%              6.0%

Provision for income taxes                     2.8%              3.1%             2.1%              2.3%
                                             -----             -----            -----             -----

NET INCOME                                     4.4%              4.7%             3.3%              3.7%
                                             =====             =====            =====             =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     NET SALES. Net sales for the three months ended March 31, 1998 increased 18.3% to $27.8 million from $23.5 million for the comparable 1997 period. This increase was primarily due to the opening of six restaurants since the comparable 1997 period and the increase in comparable restaurant sales of 5.8%.

     COST OF SALES. Cost of sales for the three months ended March 31, 1998 increased 16.4% to $7.1 million from $6.1 million for the comparable 1997 period. As a percentage of net sales, cost of sales decreased .2% from 25.8% to 25.6% in the comparable 1997 period due to higher average meal price per guest.

     LABOR EXPENSE. Labor expense for the three months ended March 31, 1998 increased 19.1% to $8.1 million from $6.8 million for the comparable 1997 period. This increase was due to the six restaurants opened since the comparable 1997 period. As a percentage of net sales, the labor expense increased .5% from 29.3% in the comparable 1997 period due to increases in the California minimum wage effective March 1, 1997, and March 1, 1998.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the three months ended March 31, 1998 increased 14.8% to $6.2 million from $5.4 million for the comparable 1997 period. This was due to the addition of six new restaurants. Occupancy and other operating costs as a percentage of net sales decreased to 22.4% from 23.2% for the comparable 1997 period. This was due to lower occupancy costs associated with more favorable rents in newer stores, higher sales volume, and lower marketing costs for the period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 1998 increased 26.7% to $1.9 million from $1.5 million for the comparable 1997 period. This increase was due to personnel, training and relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses increased to 6.8% from 6.4% for the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended March 31, 1998 increased 12.5% to $1.8 million from $1.6 million for the comparable 1997 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization as a percentage of net sales was 6.4%, down from 6.9% for the comparable 1997 period.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended March 31, 1998 increased 25.0% to $.5 million from $.4 million for the comparable 1997 period. Interest expense increased due to the increased debt incurred for expansion.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     NET SALES. Net sales for the six months ended March 31, 1998 increased 21.1% to $51.7 million from $42.7 million for the comparable 1997 period. This was due to the opening of six restaurants since the comparable 1997 period and the increase in comparable restaurant sales of 7.6%.

     COST OF SALES. Cost of sales for the six months ended March 31, 1998 as a percentage of net sales decreased .3% from the comparable 1997 period due to higher average meal price per guest, but was higher in total dollars by 19.6% at $13.4 million.

     LABOR EXPENSE. Labor expense for the six months ended March 31, 1998 increased 21.6% to $15.2 million from $12.5 million for the comparable 1997 period. This increase was due to the six restaurants opened since the comparable 1997 period. As a percentage of net sales, the labor expense increased .2% from 29.3% in the comparable 1997 period due to increases in the California minimum wage effective March 1, 1997 and March 1, 1998, and the addition of six new restaurants which utilized higher than historical labor hours.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the six months ended March 31, 1998 increased 18.8% to $12.0 million from

$10.1 million for the comparable 1997 period. This was due mainly to the addition of six new restaurants, additional advertising to support the increase in same store sales in existing markets, increases in professional services due to the change in minimum wage, and maintenance and repair costs to maintain equipment and facilities in older buildings. Occupancy and other operating costs as a percentage of net sales decreased to 23.2% from 23.7% for the comparable 1997 period. This was due primarily to additional sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended March 31, 1998 increased 25.0% to $3.5 million from $2.8 million for the comparable 1997 period. This was due primarily to the increased personnel and relocation costs associated with opening stores in new regions. As a percentage of net sales, general and administrative expenses increased to 6.7% from 6.6% for the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the six months ended March 31, 1998 increased 12.9% to $3.5 million from $3.1 million for the comparable 1997 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization as a percentage of net sales was 6.7%, from 7.1% for the comparable 1997 period due to lower amortization of preopening costs and high sales volume.

     INTEREST EXPENSE, NET. Interest expense, net for the six months ended March 31, 1998 increased 42.9% to $1.0 million from $.7 million for the comparable 1997 period. Interest expense increased due to the increase in debt incurred for expansion.


LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its cash requirements principally from cash flow from operating activities, bank debt, and mortgage and capital lease financings.
The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies.
For the six months ended March 31, 1998, the Company generated $5.1 million in cash flow from operating activities, received $5.6 million from bank debt and mortgages (net of repayments), and an additional $.2 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan.

     The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for 17 restaurants, including the land for sites the Company expects to open in fiscal 1998 and 1999. During the first six months of fiscal 1998, the Company opened three restaurants. Capital expenditures totalled $10.0 million during the first six months of fiscal 1998 and $7.6 million for the comparable period in fiscal 1997. As of March 31, 1998 the Company operated 52 salad buffet restaurants and one small quick service restaurant.

     The cash investment to open the three restaurants during the six month period ending March 31, 1998 was $7.1 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the three restaurants opened were $.6 million. The Company has signed one lease, purchased five sites and signed contracts to purchase two sites to be opened in fiscal 1998. In addition, the Company has signed contracts to purchase four sites to be opened in fiscal 1999. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1998 of $20.0 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1998 for capital improvements at existing sites. SEE "BUSINESS RISKS - EXPANSION RISKS".

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


NEW ACCOUNTING STANDARD

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, which is inclusive of pre- opening costs, should be expensed as incurred. This new accounting standard is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Restatement of previously issued financial statements is not permitted.

     As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. At March 31, 1998, total deferred pre-opening costs were $1.6 million. For fiscal 1997 and the six months ended March 31, 1998, pre-opening expense amortization was approximately
1.1 million and $0.7 million, respectively. The Company has not yet determined when it will adopt SOP 98-5. Upon adoption, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

BUSINESS RISKS

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10K.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

     In fiscal 1996 and 1997, respectively, the Company experienced an increase of 2.5% and an increase of 4.7% in comparable restaurant sales. In the first six months of fiscal 1997 and 1998, respectively, the Company's comparable restaurant sales increased by 1.9% and 7.6%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

EXPANSION RISKS

     The Company opened seven salad buffet restaurants in fiscal 1997 and has opened three restaurants in fiscal 1998 and currently intends to open eight additional restaurants in fiscal 1998. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital requirements, required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

     Since its inception the Company has closed three non-performing restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets which could adversely affect the Company's business financial condition and results of operations.

RESTAURANT INDUSTRY AND COMPETITION

     The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-priced, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

COST SENSITIVITY

     The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs, rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years.
However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

MINIMUM WAGE

     The Company has recently experienced increases in the hourly wage rate due to increases in the federal minimum wage on October 1, 1996 and September 30, 1997 and in the California minimum wage on March 1, 1997 and March 1, 1998. While the Company has managed to absorb the increases to date without reduction in profitability there can be no assurance that the Company will be able to do so in the future.

IMPORTANCE OF KEY EMPLOYEES

     The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its three executive officers, Michael P. Mack, David W. Qualls and R. Gregory Keller. The loss of any of these three individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees.

COMPUTER SYSTEMS AND YEAR 2000

     Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields may need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, in less than two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company's proprietary accounting and management information software is year 2000 compliant; however, certain standard software used by the Company pursuant to third party software licenses is not. The Company believes that the cost of modifying the standard, non-proprietary software will be borne by the licensors, and accordingly, does not believe that it will incur significant costs with respect to year 2000 compliance. In addition, in the event that the licensors do not achieve year 2000 compliance in a timely manner, the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software. The Company does not believe that the cost of acquiring and converting to such alternative software would be significant or that it would have a material adverse effect on the Company's business, financial condition or results of operations. However, if the Company encounters any unanticipated delays in, or costs associated with, the implementation of such changes, the Company's business, financial condition and results of operations could be materially adversely affected. There also can be no assurance that computer systems operated by third parties, such as vendors and financial institutions, with which the Company does business will achieve year 2000 compliance in a timely fashion or that any delays or problems on their part will not have a material adverse effect on the Company's business.

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

GEOGRAPHIC CONCENTRATION IN CALIFORNIA:  RESTAURANT BASE

     Twenty-eight of the Company's 52 existing salad buffet restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

VOLATILITY OF STOCK PRICE

     The market price of the Company's common stock has fluctuated since the initial public offering of the common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, daily transactional volume, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                    Not Applicable

Item 2.  Changes in Securities                                Not Applicable

Item 3.  Default upon Senior Securities                       Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The company's Annual Stockholder Meeting was held on March 5, 1998. The election of two (2) directors, the proposal to approve the Company's 1998 Stock Option Plan, and the ratification of independent accountants were presented for shareholder approval. The results are listed below:


          Election of two Class C Directors:

          Director               Total Votes For     Total Votes Against

          Michael M. Minchin, Jr.   3,993,595                8,665
          Robert A. Gunst           3,994,360                7,900


          Approval of the 1998 Stock Option Plan:

          For              Against          Abstain             Non-Vote

          2,232,482        682,017          14,891              1,072,870



          Ratification of Independent Accountants:

          Accountants            Total Votes For    Total Votes Against     Total Votes Abstain

          Price Waterhouse LLP      3,991,264               6,676                   4,320


Item 5. Other Information                                     Not Applicable

Item 6. Exhibits and Reports on Form 8-K


     (a)  Exhibits:

          The Exhibits required by Item 6(a) of this report are listed in the
          Exhibit Index on page 14 herewith.

     (b)  Report on Form 8-K:

          No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GARDEN FRESH RESTAURANT CORP.
                         (Registrant)

                         /s/ Michael P. Mack
                         ---------------------------------
                         Michael P. Mack
                         Chief Executive Officer/President
                         (Principal Executive Officer)


                         /s/ David W. Qualls
                         -----------------------------------
                         David W. Qualls
                         Chief Financial Officer
                         (Principal Accounting and Financial
                         Officer)


DATED:  April 27, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION                            PAGE NUMBER


3.1*     Restated Certificate of Incorporation of Garden Fresh
         Restaurant Corp.                                                   ___

3.2**    Bylaws of Garden Fresh Restaurant Corp., as amended.               ___

10.1**   Form of Indemnity Agreement for executive officers and
         directors.                                                         ___

10.2**   The Company's Restaurant Management Stock Option Plan, as
         amended.                                                           ___

10.3**   The Company's Key Employee Stock Option Plan, as amended.          ___

10.4**   The Company's 1995 Outside Director Stock Option Plan.             ___

10.5**   The Company's 1995 Key Employee Stock Option Plan, as amended.     ___

10.6***  Form of Executive Employment Agreement                             ___

10.7***  Wells Fargo Bank Revolving Line of Credit Note                     ___

10.8     The Company's 1998 Stock Option Plan                               ___

10.9     The Company's Variable Deferred Compensation Plan for
         Executives                                                         ___

10.13**  Park Terrace Office Park lease between the Company and Park
         Terrace Partners dated November 1, 1991                            ___

27.1     Financial Data Schedule                                            ___




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

*** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10Q filed with the SEC on February 13, 1998.