Form 10-Q
period 1998-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1998-08-13
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                          _________________________

                                  FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

       For quarterly period ended June 30, 1998,

                                      OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from __________________ to _________________.

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

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of July 24, 1998 was 5,540,651. There are no other classes of common stock.

                        GARDEN FRESH RESTAURANT CORP.
                                  FORM 10-Q

                                    INDEX



                                                                          PAGE

PART I:  FINANCIAL INFORMATION

         Item 1:       Unaudited Condensed Financial Statements

                       Condensed Balance Sheet at September 30, 1997 and
                       June 30, 1998                                         3

                       Condensed Statement of Income for the three and the
                       nine months ended June 30, 1997 and June 30, 1998     4

                       Condensed Statement of Cash Flows for the nine months
                       ended June 30, 1997 and June 30, 1998                 5

                       Notes to Unaudited Condensed Financial Statements     6

         Item 2:       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   7

         Item 3:       Quantitative and Qualitative Disclosures About
                       Market Risk                                          15


PART II: OTHER INFORMATION

         Item 1:       Legal Proceedings                                    16
         Item 2:       Changes in Securities and Use of Proceeds            16
         Item 3:       Defaults Upon Senior Securities                      16
         Item 4:       Submission of Matters to a Vote of Security Holders  16
         Item 5:       Other Information                                    16
         Item 6:       Exhibits and Reports on Form 8-K                     16

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

                                       September 30, 1997        June  30, 1998
                                                                 (Unaudited)
ASSETS

  Cash                                      $       2,345         $      11,507

  Inventories                                       2,886                 3,207

  Other current assets                                550                 2,867

  Deferred income taxes                               322                   402
                                               ----------            ----------

  Total current assets                              6,103                17,983

Property and equipment, net                        54,257                67,072

Intangible and other assets                         1,472                 1,907

Deferred income taxes                                 577                     0
                                               ----------            ----------

Total assets                                $      62,409         $      86,962
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable                         $       5,012         $       4,018

   Current portion of long-term debt                4,456                 4,898

   Accrued liabilities                              4,411                 7,232

   Deferred income taxes                                0                   186
                                               ----------            ----------

       Total current liabilities                   13,879                16,334

Accrued rent                                        1,397                 1,320

Long term debt, net of current portion             12,965                12,173

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1997
   and June 30, 1998; 4,264,579 and
   5,540,651 issued and outstanding at
   September 30, 1997 and June 30, 1998,
   respectively                                        43                    56

   Paid in capital                                 38,794                58,194

     Accumulated deficit                           (4,669)               (1,115)
                                               ----------            ----------

        Total shareholders' equity                 34,168                57,135
                                               ----------            ----------

Total liabilities and shareholders' equity  $      62,409         $      86,962
                                               ==========            ==========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended                       Nine Months Ended
                                             June 30,             June 30,           June 30,             June 30,
                                                 1997                 1998               1997                 1998

NET SALES                                $     23,502         $     28,030       $     66,238         $     79,769
                                          -----------          -----------        -----------          -----------
COST AND EXPENSES:

Cost of sales                                   6,124                7,255             17,307               20,661

Restaurant operating expenses:

   Labor                                        6,687                8,174             19,210               23,419

   Occupancy and other                          5,285                6,035             15,431               18,038

General and administrative expenses             1,411                1,596              4,215                5,079

Depreciation and amortization                   1,604                1,773              4,665                5,236
                                          -----------          -----------        -----------          -----------

Total costs and expenses                       21,111               24,833             60,828               72,433
                                          -----------          -----------        -----------          -----------

OPERATING INCOME                                2,391                3,197              5,410                7,336

Interest expense, net                            (398)                (448)            (1,083)              (1,410)

Other expense, net                                (19)                 (31)               (42)                 (86)
                                          -----------          -----------        -----------          -----------

INCOME BEFORE INCOME TAXES                      1,974                2,718              4,285                5,840

Provision for income taxes                       (782)              (1,068)            (1,701)              (2,286)
                                          -----------          -----------        -----------          -----------

NET INCOME                               $      1,192         $      1,650       $      2,584         $      3,554
                                          ===========          ===========        ===========          ===========

Basic net income per share               $        .28         $        .34       $        .62         $        .79
                                          ===========          ===========        ===========          ===========
Shares used in computing
basic net income per share                      4,212                4,795              4,171                4,478
                                          ===========          ===========        ===========          ===========

Diluted net income per share             $        .27         $        .32       $        .59         $        .73
                                          ===========          ===========        ===========          ===========

Shares used in computing
diluted net income per share                    4,377                5,204              4,360                4,846
                                          ===========          ===========        ===========          ===========


See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                       Nine Months Ended
                                              June 30, 1997     June 30, 1998
OPERATING ACTIVITIES:

Net income                                      $     2,584       $     3,554

Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization                    4,665             5,236

     Loss on disposal of property                        50                86

     Deferred income taxes                              638               683

     Changes in operating assets and liabilities:

       Increase in inventories                         (321)             (321)

       Increase in other assets                      (1,661)           (2,317)

       Decrease in accounts payable                    (632)             (994)

       Increase in accrued liabilities                  922             2,821

       Decrease in accrued rent                         (62)              (77)
                                                   --------          --------

Net cash provided by operating activities       $     6,183       $     8,671
                                                   --------          --------

INVESTING ACTIVITIES:

Acquisition of property and equipment:

     New restaurants                                 (9,913)          (15,446)

     Existing restaurant additions                   (1,315)           (1,670)

Increase in intangible and other assets                (792)           (1,456)
                                                   --------          --------

Net cash used in investing activities               (12,020)          (18,572)
                                                   --------          --------

FINANCING ACTIVITIES:

Proceeds from long term debt                          9,008             8,259

Repayment of long term debt                          (3,387)           (8,939)

Net proceeds from issuance of common stock              790            19,413
                                                   --------          --------

Net cash provided by financing activities             6,411            19,063
                                                   --------          --------

Net increase in cash                                    574             9,162

Cash at beginning of period                             615             2,345
                                                   --------          --------

Cash at end of period                           $     1,189      $     11,507
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

     Common stock equivalents of 165,000 and 409,000 shares for the three month periods ended June 30, 1997 and 1998, respectively, and 189,000 and 368,000 shares for the nine months ended June 30, 1997 and 1998, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

4.   SECONDARY OFFERING

     On May 22, 1998, the Company sold 1,000,000 shares of common stock at $17.19 per share, and 27,500 shares were sold by a stockholder of the Company resulting in net proceeds to the Company of approximately $15,720,000. The Company did not receive any of the proceeds from the sale of shares by the selling stockholder. Additionally, on June 19, 1998 the underwriters exercised their over allotment option to purchase 154,125 shares of common stock at $17.19 per share resulting in additional net proceeds of $2,498,000 to the Company.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA


     ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects", "will", "may", "anticipates", "believes", "intends" and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks". In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

     On May 22, 1998, the Company sold 1,000,000 shares of common stock at $17.19 per share resulting in net proceeds to the Company of approximately $15,720,000. On June 19, 1998 the underwriters exercised their allotment option to purchase 154,125 shares of common stock at $17.19 per share resulting in additional net proceeds of $2,498,000 to the Company. The funds were used to retire a portion of the Company's debt and to fund the development of new restaurants.

The following table sets forth the percentage of net sales of certain items included in the Company's statement of income for the periods indicated.


                                               Three Months Ended                 Nine Months Ended
                                            June 30,          June 30,         June 30,          June 30,
                                               1997              1998             1997              1998

NET SALES                                    100.0%            100.0%           100.0%            100.0%
                                             -----             -----            -----             -----

COST AND EXPENSES:

  Cost of sales                               26.1%             25.9%            26.1%             25.9%

  Restaurant operating expenses:

    Labor                                     28.4%             29.2%            29.0%             29.3%

    Occupancy and other                       22.5%             21.5%            23.3%             22.6%

  General and administrative expenses          6.0%              5.7%             6.4%              6.4%

  Depreciation and amortization                6.8%              6.3%             7.0%              6.6%
                                             -----             -----            -----             -----

  Total operating expenses                    89.8%             88.6%            91.8%             90.8%
                                             -----             -----            -----             -----

OPERATING INCOME                              10.2%             11.4%             8.2%              9.2%

  Interest expense, net                       (1.7%)            (1.6%)           (1.6%)            (1.8%)

  Other expense, net                           (.1%)             (.1%)            (.1%)             (.1%)
                                             -----             -----            -----             -----

INCOME BEFORE INCOME TAXES                     8.4%              9.7%             6.5%              7.3%

Provision for income taxes                    (3.3%)            (3.8%)           (2.6%)            (2.8%)
                                             -----             -----            -----             -----

NET INCOME                                     5.1%              5.9%             3.9%              4.5%
                                             =====             =====            =====             =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the three months ended June 30, 1998 increased 19.1% to $28.0 million from $23.5 million for the comparable 1997 period. This increase was primarily due to the opening of six restaurants since the comparable 1997 period and the increase in comparable restaurant sales of 7.0%.

     COST OF SALES. Cost of sales for the three months ended June 30, 1998 increased 19.7% to $7.3 million from $6.1 million for the comparable 1997 period. As a percentage of net sales, cost of sales decreased .2% to 25.9% from 26.1% in the comparable 1997 period due to a higher average meal price per guest.

     LABOR EXPENSE. Labor expense for the three months ended June 30, 1998 increased 22.4% to $8.2 million from $6.7 million for the comparable 1997 period. This increase was due to the six restaurants opened since the comparable 1997 period. As a percentage of net sales, the labor expense increased .8% from 28.4% in the comparable 1997 period due to increases in the California minimum wage effective March 1, 1997 and March 1, 1998, and the addition of six new restaurants which utilized higher than historical labor hours.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the three months ended June 30, 1998 increased 13.2% to $6.0 million from $5.3 million for the comparable 1997 period. This was due to the addition of six new restaurants. Occupancy and other operating costs as a percentage of net sales decreased to 21.5% from 22.5% for the comparable 1997 period. This was due to lower occupancy costs associated with more favorable rents in newer stores, higher sales volume and the increase in average meal price per guest.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1998 increased 14.3% to $1.6 million from $1.4 million for the comparable 1997 period. This increase was due to personnel, training and relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses decreased .3% to 5.7% from 6.0% for the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended June 30, 1998 increased 12.5% to $1.8 million from $1.6 million for the comparable 1997 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization expense as a percentage of net sales was 6.3%, down from 6.8% for the comparable 1997 period.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended June 30, 1998 increased 25.0% to $.5 million from $.4 million for the comparable 1997 period. Interest expense increased due to the increased debt incurred for expansion since the comparable 1997 period.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

     NET SALES. Net sales for the nine months ended June 30, 1998 increased 20.5% to $79.8 million from $66.2 million for the comparable 1997 period. This was due to the opening of six restaurants since the comparable 1997 period and the increase in comparable restaurant sales of 7.4%.

     COST OF SALES. Cost of sales for the nine months ended June 30, 1998 as a percentage of net sales decreased .2% from the comparable 1997 period due to higher average meal price per guest, but was higher in total dollars by 19.7% at $20.7 million.

     LABOR EXPENSE. Labor expense for the nine months ended June 30, 1998 increased 21.9% to $23.4 million from $19.2 million for the comparable 1997 period. This increase was due to the six restaurants opened since the comparable 1997 period. As a percentage of net sales, labor expense increased
 .3% from 29.0% in the comparable 1997 period due to increases in the California minimum wage effective March 1, 1997 and March 1, 1998, and the addition of six new restaurants which utilized higher than historical labor hours.

     OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the nine months ended June 30, 1998 increased 16.9% to $18.0 million from

$15.4 million for the comparable 1997 period. This was due mainly to the addition of six new restaurants, additional advertising to support the increase in same store sales in existing markets, increases in professional services due to the change in minimum wage, and maintenance and repair costs to maintain equipment and facilities in older buildings. Occupancy and other operating costs as a percentage of net sales decreased to 22.6% from 23.3% for the comparable 1997 period. This was due primarily to additional sales volume.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended June 30, 1998 increased 21.4% to $5.1 million from $4.2 million for the comparable 1997 period. This was due primarily to the increased personnel and relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses was 6.4% which approximated the comparable 1997 period.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the nine months ended June 30, 1998 increased 10.6% to $5.2 million from $4.7 million for the comparable 1997 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization as a percentage of net sales was 6.6% down from 7.0% for the comparable 1997 period due to lower amortization of preopening costs and higher sales volume.

     INTEREST EXPENSE, NET. Interest expense, net for the nine months ended June 30, 1998 increased 36.4% to $1.5 million from $1.1 million for the comparable 1997 period. Interest expense increased due to the increase in debt incurred for expansion.


LIQUIDITY AND CAPITAL RESOURCES

     Since September 30, 1997 the Company sold 1,154,125 shares of common stock on May 22, 1998 and June 19, 1998 resulting in net proceeds of approximately $18,218,000. As of June 30, 1998 the Company has used $5,000,000 to retire the Company's debt and to fund the development of new restaurants.

     The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage, capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 1998, the Company generated $8.7 million in cash flow from operating activities, received $8.6 million from bank debt and mortgages (with repayments of $8.9 million), and an additional $19.4 million from the sale of the Company's Common Stock pursuant to a secondary public offering, stock options and the Company's Employee Stock Purchase Plan.

     The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for 17 restaurants, including the land for sites the Company expects to open in fiscal 1998 and 1999. During the first nine months of fiscal 1998, the Company opened three restaurants. Capital expenditures totalled $17.1 million during the first nine months of fiscal 1998 and $11.2 million for the comparable period in fiscal 1997. As of June 30, 1998 the Company operated 52 salad buffet restaurants and one small quick service restaurant.

     The cash investment to open the three restaurants during the nine month period ending June 30, 1998 was $7.2 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the three restaurants opened were $.6 million. The Company has signed one lease and purchased four sites to be opened in fiscal 1998. In addition, the Company has signed one lease, purchased two sites and five contracts to purchase sites to be opened in fiscal 1999. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1998 of $20.0 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1998 for capital improvements at existing sites. See "BUSINESS RISKS - EXPANSION RISKS".

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

     As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. At June 30, 1998, total deferred pre-opening costs were $2.0 million. For fiscal 1997 and the nine months ended June 30, 1998, pre-opening expense amortization was approximately $1.2 million and $.9 million, respectively. The Company has not yet determined when it will adopt SOP 98-5. Upon adoption, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

BUSINESS RISKS

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10K.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

     In fiscal 1996 and 1997, respectively, the Company experienced an increase of 2.5% and an increase of 4.7% in comparable restaurant sales. In the first nine months of fiscal 1997 and 1998, respectively, the Company's comparable restaurant sales increased by 3.0% and 7.4%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

EXPANSION RISKS

     The Company opened seven salad buffet restaurants in fiscal 1997 and has opened six restaurants to date in fiscal 1998, all of which are in new regions (Oregon, Houston, Atlanta, Utah and Las Vegas). The Company currently intends to open two additional restaurants in fiscal 1998. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital requirements, required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

     Since its inception the Company has closed three non-performing restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets which could adversely affect the Company's business, financial condition and results of operations.

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

CAPITAL REQUIREMENTS

     In addition to funds generated from operations, and public stock offerings the Company will need to obtain external financing to complete its expansion plans for fiscal year 1999 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

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

GEOGRAPHIC CONCENTRATION IN CALIFORNIA:  RESTAURANT BASE

     Twenty-eight of the Company's 56 existing salad buffet restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California, adverse economic or other conditions in California could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk


                           No Information to Report

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings                                       Not Applicable

Item 2. Changes in Securities                                   Not Applicable

Item 3. Default upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders     Not Applicable

Item 5. Other Information

              The Company's proxy for its next Annual Meeting of Stockholders may confer discretionary authority to vote on any proposal submitted by a stockholder if written notice of such proposal is not delivered to the Company at its offices at 17180 Bernardo Center Drive, San Diego, CA 92128, on or before November 30, 1998.
        Any proposals of stockholders to be included in the Company's proxy statement for that meeting must be received by the Company at its offices not later than September 16, 1998, and must satisfy the conditions established by the Securities and Exchange Commission for stockholder proposals to be included in the Company's proxy statement for that meeting.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              The Exhibits required by Item 6(a) of this report are listed in the Exhibit Index on page 14 herewith.

        (b)   Report on Form 8-K:

              No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        GARDEN FRESH RESTAURANT CORP.
                        (Registrant)


                        /s/ Michael P. Mack
                        --------------------------------
                        Michael P. Mack
                        Chief Executive Officer/President
                        (Principal Executive Officer)



                        /s/ David W. Qualls
                        --------------------------------
                        David W. Qualls
                        Chief Financial Officer
                        (Principal Accounting and Financial
                        Officer)


DATED:    August 13, 1998

EXHIBIT NO.  DESCRIPTION


3.1  *       Restated Certificate of Incorporation of Garden Fresh Restaurant
             Corp.

3.2  **      Bylaws of Garden Fresh Restaurant Corp., as amended.

10.1 **      Form of Indemnity Agreement for executive officers and directors.

10.14*****   Indemnification Agreement between the Company and David Qualls dated April 28, 1998.

10.13** Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991

10.2 ** The Company's Restaurant Management Stock Option Plan, as amended.

10.3 **      The Company's Key Employee Stock Option Plan, as amended.

10.4 **      The Company's 1995 Outside Director Stock Option Plan.

10.5 **      The Company's 1995 Key Employee Stock Option Plan, as amended.

10.6 ***     Form of Executive Employment Agreement

10.7 ***     Wells Fargo Bank Revolving Line of Credit Note

10.8 ****    The Company's 1998 Stock Option Plan

10.9 ****    The Company's Variable Deferred Compensation Plan for Executives


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

**** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10Q filed with the SEC on
           April 28, 1998.   Exhibit 10.9 is incorporated by reference from
           the Exhibits with corresponding numbers filed with the Company's Form S-8 filed with the SEC on June 24, 1998.

***** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.