Form 10-Q/A
period 1998-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1998-08-31
CIK 942133

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


GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                       Nine Months Ended
                                              June 30, 1997     June 30, 1998
OPERATING ACTIVITIES:

Net income                                      $     2,584       $     3,554

Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization                    4,665             5,236

     Loss on disposal of property                        50                86

     Deferred income taxes                              638               683

     Changes in operating assets and liabilities:

       Increase in inventories                         (321)             (321)

       Increase in other assets                      (1,661)           (2,317)

       Decrease in accounts payable                    (632)             (994)

       Increase in accrued liabilities                  922             2,821

       Decrease in accrued rent                         (62)              (77)
                                                   --------          --------

Net cash provided by operating activities       $     6,183       $     8,671
                                                   --------          --------

INVESTING ACTIVITIES:

Acquisition of property and equipment:

     New restaurants                                 (9,913)          (15,446)

     Existing restaurant additions                   (1,315)           (1,670)

Increase in intangible and other assets                (792)           (1,456)
                                                   --------          --------

Net cash used in investing activities               (12,020)          (18,572)
                                                   --------          --------

FINANCING ACTIVITIES:

Proceeds from long term debt                          9,008             8,589

Repayment of long term debt                          (3,387)           (8,939)

Net proceeds from issuance of common stock              790            19,413
                                                   --------          --------

Net cash provided by financing activities             6,411            19,063
                                                   --------          --------

Net increase in cash                                    574             9,162

Cash at beginning of period                             615             2,345
                                                   --------          --------

Cash at end of period                           $     1,189      $     11,507
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