Form 10-K
period 1998-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1998-12-29
CIK 942133

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)


   / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       /  /

The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 15, 1998 was $62,280,197. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the registrant's Common Stock.

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 1998 was 5,611,051.

                         GARDEN FRESH RESTAURANT CORP.

                          ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

                                                                           Page
                                                                            No.

PART I . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . .3

  Item 1.      BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . .  . .3
  Item 2.      PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . .  . 14
  Item 3.      LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  . 14
  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .  . 14

PART II. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 15

  Item 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .  . 15
  Item 6.      SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . .  . 16
  Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .  . 18
  Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  . 30
  Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . .  . 30
  Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . .  . 30

PART III .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 30

  Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. . . . . .  . 30
  Item 11.     EXECUTIVE COMPENSATION AND OTHER MATTERS . . . . . . . . .  . 32
  Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .  . 37
  Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .  . 38

PART IV. .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 38

  Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
               ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .  . 38

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 39

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . 40

                                     PART 1

ITEM 1.  BUSINESS

         The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

GENERAL

         Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 58 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Washington, Georgia, Texas and Oregon under the names Souplantation and Sweet Tomatoes. The Company's restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company's concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is well-positioned to further penetrate this segment and that the opportunity for expansion within this segment currently is attractive relative to expansion opportunities for many other restaurant segments.

BUSINESS STRATEGY

         The Company's fundamental strategy is to provide a casual restaurant dining experience that incorporates the variety and choice inherent in a buffet restaurant but the food quality and service expected in casual chains. The Company believes that this strategy will create restaurant operating margins not normally found in the buffet/family dining segment. The key elements of the Company's strategy are as follows:

COMMITMENT TO HIGH QUALITY FOOD. The Company seeks to provide fresh wholesome food with a strong emphasis on salads, which are featured on two 55 foot bars that include a wide range of salad offerings featuring three freshly tossed salads as well as a large assortment of fresh cut produce, dressings and toppings and several signature prepared salads. Various other offerings include made from scratch soups, a hot pasta bar, a bakery which serves a variety of hot muffins, focaccias and other breads and a dessert bar centered around a frozen yogurt station with toppings complemented by fresh fruits and puddings.

COMMITMENT TO GUEST SERVICE. The Company seeks to provide its guests with a level of service that exceeds the standards set by other buffet concepts while not inhibiting the guest from enjoying the benefits of selecting from a virtual cornucopia of choices offered at the various food bars within the restaurant. In addition to high service standards the Company has implemented several programs to maximize guest satisfaction. Included in these is a "zero defect" program that focuses on the most popular offerings to ensure that each portion is prepared exactly as specified by the recipes. The Company's high service standards can only be maintained through intensive recruiting and training programs designed to employ crew members and management that can sustain a friendly, enjoyable environment thereby maximizing the guest's meal experience.

EXCELLENT PRICE/VALUE RELATIONSHIP. The Company believes that the pricing and product mix at each restaurant is maintained at such a high level that the resulting meal experience can only be duplicated in other casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants.

COST MANAGEMENT. The ability of the Company to maintain the highest possible quality products combined with what the Company believes to be one of the lowest cost structures in the casual chain segment is directly attributable to the Company's ability to manage costs rigorously. This is achievable only through the use of the Company's fully integrated, proprietary computer management information system. The precision with which the system operates allows a manager to review his/her entire cost structure in increments of cents per guest or minutes per employee if need be. At the same time, every level of management can review virtually any data in any store as quickly as the store itself. This allows for rapid problem detection and resolution thereby minimizing potential cost problems. The Company believes that the system's sophistication combined with the ability of management to effectively use it are unequaled in the industry.

EXPANSION STRATEGY

         The Company intends to expand in fiscal 1999 primarily in new markets outside of California. In fiscal 1998, the Company opened one restaurant in Utah, one restaurant in Florida, one restaurant in Las Vegas, one restaurant in Washington, one restaurant in Texas and three restaurants in Georgia. In fiscal 1999, the Company anticipates opening fifteen new restaurants. The Company has signed four leases, has purchased land for seven sites and signed contracts to purchase four sites to be opened in fiscal 1999. Additionally, the Company has signed a lease and signed contracts to purchase land for two sites to be opened in fiscal 2000. Expansion will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region. In addition, as a part of its expansion strategy, the Company is evaluating the possibility of developing its concept in alternative formats. The Company currently has no plans to offer franchises.

         The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks-Expansion Risks."

UNIT ECONOMICS

         For the twelve month period ended September 30, 1998, the 49 salad buffet restaurants that were open for the entire period had an average of approximately 303,000 guest visits during the period, generated average net sales of approximately $2,098,000, average restaurant operating income (net sales less cost of sales, restaurant operating expenses and depreciation and amortization) of approximately $337,000 or 16.1% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $461,000 or 22.0% of net sales. The Company's average cash investment for the eight restaurants opened in the twelve month period ended September 30, 1998, excluding land purchases and pre-opening costs, was approximately $1,733,000. Pre-opening costs averaged approximately $267,000 for these restaurants. The investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

CONCEPT AND MENU

         The Company's menu is designed to focus on freshly made, great tasting food. The focal point of the menu is the salad bar, but not to the point of neglecting other interesting and exciting food offerings at the pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $5.79 to $6.99 at lunch and from $6.99 to $7.69 at dinner. Discounts are provided to children under 12 and senior citizens.

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

Antipasto Salad                       Roasted Vegetable Salad with Feta & Olives
Barbecue Chicken Chopped Salad        Roma Tomato, Mozzarella & Basil Salad
California Cobb Salad                 Shrimp & Krab Louie Salad
Caribbean Krab Salad                  Sonoma Artichoke Salad
Caesar Salad                          Spinach & Pasta Salad with
Chopped Salad with Smoked Turkey          Raspberry Vinaigrette
    and Roasted Red Pepper            Spinach Salad with Mandarin Oranges
Country French Salad with Bacon           and Caramelized Walnuts
Greek Salad                           Won Ton Chicken Salad
Ranchero Taco Salad

         Following the specialty tossed salads on the salad bar, guests can make their own salads by choosing from a broad assortment of fresh cut salad ingredients. The salad bar offers three types of lettuce (romaine, iceberg and one other rotational lettuce), an assortment of eleven seasonal fresh cut vegetables (such as grated carrots, sliced mushrooms, chopped bell peppers and diced jicama), ten toppings (such as sunflower seeds, fresh bacon bits, grated cheddar cheese and crumbled eggs), various condiments and ten dressings. Employees located between the two salad bars replenish the salad offerings frequently and assist guests.

         Next, the salad bar features prepared signature salads. The following is a partial list of the Company's signature salad recipes:

Artichoke Rice Salad                        Old Fashioned Macaroni Salad
Aunt Doris' Red Pepper Slaw                 Oriental Ginger Slaw with Krab
Baja Bean with Cilantro Salad with          Pesto Kashi
    Chipotle Vinaigrette                    Picante Pasta Salad
BBQ Potato Salad                            Picnic Potato Salad
Carrot Ginger Salad with Herb               Pineapple Coconut Slaw
    Vinaigrette                             Poppyseed Coleslaw
Carrot Raisin Salad                         Roasted Potato Salad with
Chinese Krab Salad                              Chipotle Vinaigrette
Confetti Pasta Salad with Cheddar &         Shrimp Tarragon Salad
    Dill                                    Soba Noodles with Chicken
Cowboy Beans Salad                          Southern Dill Potato Salad
Cucumber Tomato Salad with Chile            Spicy Southwestern Pasta
    Lime                                    Spinach Krab Salad
Dijon Potato Salad with Garlic Dill         Summer Barley with Black Bean Salad
    Vinaigrette                             Thai Noodles with Peanut Sauce
Gemelli Pasta Salad with Chicken            Three Bean Marinade Salad
German Potato Salad                         Tortellini Salad
Greek Couscous with Feta Cheese             Tortellini Salad with Basil
Italian White Bean Salad                    Tumbleweed Tortellini Salad
Jalapeno Potato Salad                       Tuna Tarragon Salad
Lemon Orzo Salad with Feta & Mint           Turkey Chutney Pasta Salad
Mandarin Krab Salad                         Zesty Tortellini
Mandarin Noodles with Broccoli and
    Sesame Seeds
Mandarin Shells with Almonds and
    Snow Peas
Marinated Summer Vegetable Salad
Mazatlan Krab & Pasta Salad
Mediterranean Harvest Salad
Mediterranean Krab & Rotini Salad
Moroccan Marinated Vegetables

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

Albondigas Buenas Soup                         Shrimp Bisque
Chesapeake Corn Chowder                        Spicy 4-Bean Minestrone
Chicken Jambalaya                              Split Pea Soup with Ham
Chunky Potato Cheese Soup                      Sweet Tomato Onion Soup
Cream of Broccoli Soup                         Texas Red Chili
Cream of Mushroom Soup                         Turkey Cassoulet
Green Chile Stew                               Turkey Noodle Soup
Irish Potato Leek Soup                         Turkey Vegetable Soup
Navy Bean Soup                                 Vegetable Beef Stew
New England Clam Chowder with Bacon            Vegetable Medley Soup
New Orleans Style Jambalaya                    Vegetarian Harvest Soup
Posole                                         Yucatan Chili
Santa Fe Black Bean Chile

PASTA BAR. At the pasta bar, guests can select from three hot pasta dishes that are made fresh every Pasta is prepared exhibition style to order at the pasta station and served in individual servings to the pasta and the sauce remain hot. The Company's pasta sauce recipes include the following:

Bruschetta                                     Garden Vegetable with Meatballs
Chipotle Chicken with Cilantro                 Italian Vegetable Beef
Creamy Bruschetta                              Jalapeno Salsa
Creamy Pesto with Sundried Tomatoes            Nutty Mushroom
Fettucine Alfredo                              Smoked Salmon & Dill
Garden Vegetable with Italian Sausage          Vegetarian Marinara with Basil

BAKED GOODS. Each day, the bakery bar offers three different muffins, two varieties of fresh dough pizza focaccias and a variety of freshly baked breads. In addition, the Company offers baked potatoes and assorted toppings. All muffins and other baked goods are baked on site and replenished frequently to ensure warmth and freshness. The Company's recipes include the following:

Apple Cinnamon Bran Muffin               Fruit Medley Bran Muffin
Apple Raisin Muffin                      Garlic Parmesan Focaccia Muffin
Apricot Nut Muffin                       Georgia Peach Poppyseed Muffin
Banana Nut Muffin                        Indian Grain Bread
Buttermilk Corn Bread                    Lemon Muffin
Carrot Pineapple Muffin with Oat Bran    Mandarin Almond Muffin with
Cherry Nut Muffin                             Oat Bran
Chile Corn Muffin                        Nutty Peanut Butter Muffin
Chocolate Brownie Muffin                 Peanut Butter Chocolate Chip
Chocolate Chip Mandarin Muffin                Muffin
Chocolate Chip Muffin                    Pizza Focaccia
Cranberry Orange Bran Muffin             Pumpkin Raisin Muffin

Sourdough Bread                          Roasted Potato Focaccia
Tomatillo Focaccia                       Strawberry Buttermilk Muffin
Wild Maine Blueberry Muffin              Sourdough Bread
                                         Tomatillo Focaccia
                                         Wild Maine Blueberry Muffin


DESSERTS. Each restaurant offers several varieties of fresh fruit and other dessert items. The most popular dessert offering is frozen yogurt. At the yogurt bar, guests have the choice of two varieties of frozen yogurt and assorted toppings (such as cookie crumbs, granola, sprinkles, peanuts and chocolate sauce).

RESTAURANT OPERATIONS

COST MANAGEMENT FOCUS. The Company is committed to cost management without degrading either quality of food or service. To accomplish this, the Company has developed a proprietary management information system which, in conjunction with several other cost related programs, allows the Company to provide a cost structure that the Company believes is superior to any casual or buffet style restaurant.

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

FOOD PURCHASING. Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company's food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. Although contracted directly by the Company, all produce and groceries are delivered to the Company's regional distributors, who in turn deliver the produce and groceries to the individual restaurants and central kitchen restaurants approximately three to five times a week. At each restaurant, the production assistant manager is responsible for ensuring that all deliveries meet the Company's guidelines regarding freshness and quality.

CENTRAL KITCHENS. In eleven geographic areas, the Company uses central kitchens located in existing restaurants to prepare certain menu offerings on a more efficient scale using the identical food preparation processes as the restaurants. Each central kitchen generally services between two and seven restaurants. Items prepared in the central kitchen are delivered daily to the Company's local restaurants. The Company believes that, where economically feasible, the use of central kitchens assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests without any additional operating costs.

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

RESTAURANT MANAGEMENT. The Company seeks to attract and retain friendly, guest-oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes a two month "hands-on" technical training course in an existing restaurant that covers day to day restaurant operations. The Company also selects restaurant management employees for participation in ongoing management training programs that focus on motivation techniques, performance reviews, team-building, interviewing and other management skills.

          General managers are responsible for managing their respective restaurants and reporting to District Operations Managers. Most district managers are responsible for four to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, two or three assistant managers and several other key employees. The Company recruits most of its assistant managers from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company's general managers have been promoted from assistant manager. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on actual restaurant performance as compared to budget and guest satisfaction. As an additional incentive, restaurant managers are eligible for stock options.

MARKETING AND PROMOTION

         The Company's marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. The Company has instituted several programs in an effort to develop loyal guests for repeat business. Under the Company's "first-time guest" program, guests are greeted at the door and asked if they have previously eaten at a Souplantation/Sweet Tomatoes restaurant. After being seated, first-time guests are typically welcomed by a restaurant manager who provides them with further information about the restaurant. In addition, the Company has implemented a "zero defect" program in its restaurants on certain popular food offerings in an effort to provide consistently high quality products. The "zero defect" program establishes highly detailed procedures describing the precise methods under which these certain popular food offerings are prepared, presented and replenished.

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

        In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. Radio advertising is only used where the return on investment of the radio campaign is sufficient to justify the cost. In fiscal 1998, the Company used radio advertising in its San Diego, Tampa Bay and Phoenix markets. The Company does not currently utilize television advertising but is considering cable television advertising in markets where appropriate.

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

        In fiscal 1998, marketing and promotion expenses constituted approximately 2.2% of total net sales.

RESTAURANT FACILITIES

DESIGN. Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 220 guests, provides a warm, comfortable atmosphere that creates a relaxed dining environment similar to many casual family restaurants. The Company's existing restaurants average approximately 7,500 square feet (including the dining area, kitchen and food preparation and storage areas), with new restaurants based on the Company's latest prototype averaging approximately 7,240 square feet and 240 seats. Certain of the Company's restaurants provide limited outdoor seating.

LOCATION. The following is a list of the Company's salad buffet restaurants and their locations by region:
                                                             APPROXIMATE
LOCATION                                    DATE OPENED      SQUARE FOOTAGE (1)

REGION:  SOUTHERN CALIFORNIA (2)
         Del Mar (San Diego)..............September 1993         6,760
         Laguna Niguel.........................July 1993         6,800
         Rancho Bernardo (San Diego)........January 1993         6,760
         San Bernardino.........................May 1992         6,500

         Fountain Valley....................January 1990         7,500(3)
         Brentwood (Los Angeles)............January 1990         6,580
         Beverly (Los Angeles)............September 1989         8,100
         Alhambra.........................September 1989         7,500
         Marina del Rey........................June 1989         8,490
         Costa Mesa.............................May 1989        10,140
         Rancho Cucamonga.....................April 1989         7,630
         Brea...............................October 1988         7,630
         Arcadia............................October 1988         7,500
         Torrance..............................July 1988         8,080
         Mira Mesa (San Diego).............February 1988         8,210
         Pasadena..........................November 1987         7,940
         Carlsbad..............................July 1987         8,210
         Lakewood..............................July 1987         8,210
         Garden Grove......................December 1986         8,210
         Tustin..............................August 1986         7,470
         La Mesa...........................February 1986         8,420(3)
         Point Loma (San Diego).............January 1982         7,000
         Mission Gorge (San Diego)............March 1978         7,570
REGION:  NORTHERN CALIFORNIA
         N. Fresno Street (Fresno)..........October 1993         6,760
         Fremont...........................February 1993         6,860
         Shaw Avenue (Fresno).............September 1990         6,760
         Sunnyvale..............................May 1990         7,500
         Pleasanton...........................March 1990         7,910
REGION:  FLORIDA
         Coral Springs.....................December 1997         7,240
         Fort Lauderdale..................September 1997         7,960
         Hollywood...........................August 1997         8,000(3)
         Altamonte Springs (Orlando).......February 1997         8,740(3)
         Fort Myers.........................January 1997         7,240
         Sarasota..............................July 1996         8,500(3)
         Plantation...........................April 1996         8,030
         Brandon (Tampa).....................August 1995         8,110
         Tampa.................................July 1995         8,500
         Carrollwood (Tampa)...................June 1993         7,020
         Largo (Tampa)....................September 1992         6,800
         Palm Harbor (Tampa)................January 1990         8,000(3)
REGION:  ARIZONA
         Tucson II.........................November 1996         6,960
         Ahwatukee (Phoenix)...................July 1996         6,960
         Peoria (Phoenix)......................June 1996         6,460
         Phoenix................................May 1996         6,940
         Tucson I...............................May 1996         7,420(3)
         Tempe (Phoenix)...................February 1995         6,320
         Scottsdale (Phoenix)..............February 1994         9,000(3)
REGION:  NEW MEXICO
         Cottonwood Mall (Albuquerque)......October 1996         6,300
         San Mateo Avenue (Albuquerque)...September 1996         7,240(3)
REGION:  UTAH
         Centennial (Salt Lake City).......November 1997         7,450
         Overlook (Salt Lake City)........September 1997         9,000(3)

REGION:  NEVADA
         Las Vegas.........................February 1998         7,240(3)
REGION:  GEORGIA
         Perimeter (Atlanta)..............September 1998         8,900(3)
         Gwinnett (Atlanta)..................August 1998         7,240
         Barrett (Atlanta).....................July 1998         7,240
REGION:  TEXAS
         Brogdon (Houston)...................August 1998         8,900(3)
REGION:  PACIFIC NORTHWEST
         Beaverton (Oregon)................December 1998         7,240
         Vancouver (Washington)................July 1998         8,000(3)

    The restaurants listed below are under development and have lease or purchase contracts signed:
                                          Estimated Fiscal    Approximate
                                          Quarter Opening     Square Footage(1)

REGION:  FLORIDA
         Orange Park...........................  Q2 1999          7,240(3)
         Orlando...............................  Q3 1999          6,472
         Jacksonville..........................  Q4 1999          7,240
         Orlando...............................  Q4 1999          7,696
         Pembrooke Pines.......................  Q4 1999          7,740
REGION:  GEORGIA
         Alpharetta (Atlanta)..................  Q3 1999          7,240
REGION:  TEXAS
         Willowbrook (Houston).................  Q2 1999          7,240
         Stafford..............................  Q1 2000          7,696
REGION:  PACIFIC NORTHWEST
         Portland..............................  Q4 1999          8,081
REGION:  COLORADO
         Aurora (Denver).......................  Q3 1999          7,000
         Westminster (Denver)..................  Q3 1999          8,900(3)
         Littleton (Denver)....................  Q4 1999          7,696
         Lone Tree (Denver)....................  Q1 2000          9,000
REGION:  NORTH CAROLINA
         Raleigh...............................  Q2 1999          8,081(3)
         Cary..................................  Q1 2000          8,081
REGION:  NEVADA
         Henderson.............................  Q3 1999          6,918
REGION:  CALIFORNIA
         Temecula..............................  Q4 1999          7,240

(1) Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas.

(2) Does not include mini-restaurant located in Los Angeles, California which opened in fiscal 1996.

(3)         Includes central kitchen.

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

         The Company generally engages outside general contractors for the required construction or build-out of restaurant sites and expects to continue this practice for the foreseeable future. The Company's experience to date has been that obtaining construction permits has taken from two to nine months. The interior build-out of in-line restaurants and the construction of free-standing restaurants generally takes approximately four months and five months, respectively.

         The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks-Expansion Risks."

COMPETITION

        The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-price, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors which have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

GOVERNMENT REGULATION

         The Company's business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. In addition, the Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date, however, beer and wine licenses are not always available to the Company as a result of the location of certain of its restaurants.

         The Company is subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

         The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997 and 1998. There is no assurance that the Company will be able to continue to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company's restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service ("INS"). Given the location of many of the Company's restaurants, even if the Company's operation of those restaurants is in strict compliance with INS requirements, the Company's employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See "Business Risks-Cost Sensitivity."

INSURANCE

         The Company carries property, liability, business interruption, crime, employee benefits, earthquake, directors and officers liability and workers' compensation insurance policies. However, there can be no assurance that the Company's insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates, if at all. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

TRADE NAMES AND SERVICE MARKS

         The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona, New Mexico, Utah, Nevada, Washington, Georgia and Texas markets. The Company registered both Souplantation and Sweet Tomatoes trademarks, as well as the Garden Fresh Restaurant Corp. trademark, with the United States Patent and Trademark Office.

PROPERTY

         The Company currently leases 42 and owns 16 open restaurant sites, including one mini-restaurant site. The majority of the Company's leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in July 2002.

EMPLOYEES

         As of September 30, 1998, the Company had approximately 3,955 employees including 3,650 hourly restaurant employees (of whom 3,400 were part-time employees), 250 full-time restaurant management employees and 50 full-time corporate management and staff employees and 5 part-time corporate employees. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company currently operates 58 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Texas, Washington, Georgia and Oregon. One restaurant has opened in fiscal 1999, eight restaurants were opened in fiscal 1998, seven restaurants were opened in fiscal 1997, one mini-restaurant and seven full size restaurants in 1996 and three in 1995. The Company currently leases the sites for most of its restaurants, mixed between stand-alone sites and in-line locations. The Company operates 44 free-standing restaurants and 13 restaurants located within larger buildings. The Company owns eight properties located in Florida, one in Arizona, two in New Mexico, one in Utah, one in Washington, one in Oregon, two in Colorado, one in North Carolina, two in Texas and two in Georgia. Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provide for minimum annual rentals and contain percentage- of-sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. In the future the Company expects to continue to both lease and purchase its sites. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in July 2002.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business. See "Business Risks - Legal Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 1998, 5,544,217 shares were owned by 164 shareholders of record. The following is a summary of market activity for the fiscal years 1997 and 1998.

1997                  High         Low
--------------        -------      ------
First Quarter         10 7/8       8 1/4
Second Quarter        12 3/4       9 3/4
Third Quarter         12           9 1/4
Fourth Quarter        15 1/2       11 1/8

1998                  High         Low
--------------        -------      ------
First Quarter         15 1/4       12 1/4
Second Quarter        18 11/16     14 1/2
Third Quarter         21 1/8       16 3/4
Fourth Quarter        18 1/4       13 1/4

            Garden Fresh Restaurant Corp. completed its initial public offering
(IPO) on May 16, 1995 at a price of $9.00 per share.

            In May 1998, the Company completed a secondary public offering at a price of $17.19 per share.

            To date, the Company has not paid any cash dividends. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
                                              Year Ended September 30,
                                       1994     1995     1996     1997     1998
                            (in thousands, except per share and operating data)

STATEMENT OF OPERATIONS DATA:
Net sales                           $59,658  $61,320  $71,373  $90,252 $110,049

Costs and expenses:
  Cost of sales                      16,277   16,721   19,318   23,497   28,605
  Restaurant operating expenses:
    Labor                            17,229   17,425   19,870   26,130   32,526
    Occupancy and other              15,710   15,473   16,981   20,836   24,290
  General and administrative
           expenses                   4,446    4,098    5,142    5,672    6,781
  Depreciation and amortization
           expenses                   3,633    3,604    4,518    6,147    7,267
  Restaurant closure costs              815        -        -        -        -
                                     ------   ------   ------   ------   ------
    Total costs and expenses         58,110   57,321   65,829   82,282   99,469
                                     ------   ------   ------   ------   ------
Operating income                      1,548    3,999    5,544    7,970   10,580
Interest expense, net                (1,805)  (1,092)    (529)  (1,473)  (1,731)
Other expense, net                      (60)    (210)     (66)     (62)    (111)
                                     ------   ------   ------   ------   ------
Income (loss) before income taxes
    and extraordinary item             (317)   2,697    4,949    6,435    8,738

Benefit (provision) for
    income taxes (1)                    (18)   1,646   (1,945)  (2,548)  (3,420)
                                     ------   ------   ------   ------   ------
Income (loss) before extraordinary     (335)   4,343    3,004    3,887    5,318
    item
Extraordinary item -
    early extinguishment of debt (2)      -     (518)       -        -        -
                                     ------   ------   ------   ------   ------
Net income (loss)                      (335)   3,825    3,004    3,887    5,318
                                     ------   ------   ------   ------   ------
Stock dividend (3)                        -   (8,298)       -        -        -
                                     ------   ------   ------   ------   ------
Net income (loss) available to
    common stockholders             $  (335) $(4,473) $ 3,004  $ 3,887  $ 5,318
                                     ------   ------   ------   ------   ------

Net income (loss) per share
    available to common stockholders
       Basic                         $(0.86)  $(2.47)  $0.73    $0.93    $ 1.12
                                     ------   ------   ------   ------   ------
       Diluted                       $(0.86)  $(2.47)  $0.72    $0.88    $ 1.04
                                     ------   ------   ------   ------   ------

Shares used in computing net
   income (loss) per share
       Basic                            391    1,810    4,103    4,192    4,734
       Diluted                          391    1,810    4,176    4,402    5,089

SELECTED OPERATING DATA:
Percentage change in comparable        1.2%     2.0%     2.5%     4.7%     7.5%
   restaurant sales (4)
Average price per guest (5)           $6.66    $6.56    $6.57    $6.75    $6.94
Average sales for salad buffet
   restaurants open for full
   period                            $1,779   $1,835   $1,902   $1,985   $2,098
Number of salad buffet restaurants
   open for full period                  31       32       35       42       49
Number of salad buffet restaurants
   open at end of period                 33       35       42       49       57

                                              Year Ended September 30,
                                       1994     1995     1996     1997     1998
                                                 (Dollars in thousands)
BALANCE SHEET DATA:
Working capital (deficit)           $ (938)  $   292  $(6,677) $(7,776) $(7,071)
Total assets                         29,713   36,709   48,062   62,409   84,932
Long-term debt and capital lease
  obligations, including
  current portion                    13,263    4,017    9,934   17,421   14,866
Shareholders' equity                 10,209   25,800   29,257   34,168   59,247


(1) Fiscal 1995 results include a benefit related to recognition of deferred tax assets of $2,173.

(2) Represents a charge for previously unamortized issue costs, debt discount, and prepayment penalty, net of $192 income tax benefit.

(3) Reflects preferential stock dividend of approximately 922 shares of Common Stock to the holders of the Company's Series B, Series C and Series D Preferred Stock, which occurred upon completion of the Company's initial public offering.

(4) Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(5) Average price per guest is derived from the Company's net sales, which reflects discounts and coupons.


OPERATING RESULTS

         The following table sets forth the percentage of net sales of certain items included in the Company's statements of operations for the periods indicated.

                                    Year ended September 30,
                                  1996        1997       1998
Statement of
Operations Data:

Net Sales                         100.0%      100.0%     100.0%
Costs and expenses:
  Cost of sales                    27.1        26.0       26.0
  Restaurant operating expenses:
    Labor                          27.8        29.0       29.5
    Occupancy and other            23.8        23.1       22.1
  General and administrative
    expenses                        7.2         6.3        6.2
  Depreciation and amortization
    expenses                        6.3         6.8        6.6
                                   ----        ----       ----
      Total costs and expenses     92.2        91.2       90.4
                                   ----        ----       ----
Operating income                    7.8         8.8        9.6
Interest expense, net              (0.8)       (1.6)      (1.6)
Other expense, net                 (0.1)       (0.1)      (0.1)
                                   ----        ----       ----
Income before income taxes
   and extraordinary item           6.9         7.1        7.9
Benefit (provision) for income
   taxes                           (2.7)       (2.8)      (3.1)
                                   ----        ----       ----
Net income (loss) available
   to common shareholders           4.2%        4.3%       4.8%
                                   ----        ----       ----

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

         The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

         The following should be read in conjunction with the "Selected Financial Data" and the Company's financial statements and related notes thereto.

GENERAL

         The Company has grown from 2 restaurants in 1984 to 57 salad buffet restaurants as of September 30, 1998. Of the 57 restaurants, 23 are located in Southern California using the name Souplantation and the balance are located in Northern California (5), Florida (12), Arizona (7), New Mexico (2), Utah (2), Nevada (1), Washington (1), Georgia (3) and Texas (1) using the name Sweet Tomatoes. The Company's existing restaurants average approximately 7,585 square feet, however, newer restaurants are based on the Company's latest 7,240 sq ft prototype. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand alone sites, although the Company purchases sites when necessary to acquire desirable locations.

         Net sales reflect discounts and coupons. Cost of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. The Company attempts to minimize cost fluctuations for some of its foods by entering into two month to one year fixed price supply contracts with no minimum purchase requirements. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are direct and indirect labor expenses (including benefits), advertising expenses, occupancy costs and maintenance and utility expenses. Occupancy and other operating costs include rent, real estate taxes and insurance. Certain elements of the Company's restaurant operating expenses and, in particular, occupancy costs, are relatively fixed. However, a significant majority of the Company's leases provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Occupancy costs, as well as depreciation and amortization expenses, will vary between restaurants depending on whether a restaurant site is leased or owned. See "Business Risks-Cost Sensitivity" and "Business Risks-Reliance on Key Suppliers and Distributors."

         Restaurant pre-opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently amortized over one year commencing with the opening of the restaurant. Pre-opening costs averaged approximately $267,000 for the eight restaurants opened in the twelve month period ended September 30, 1998. See "-New Accounting Standard."

FISCAL 1998 VERSUS FISCAL 1997

NET SALES. Net sales for the fiscal year ended September 30, 1998 increased 21.8% to $110.0 million from $90.3 million for the comparable 1997 period. This was due primarily to a 7.5% increase in comparable restaurant sales which resulted from an increase in guest volume of 5.2% and in average meal price of 2.3% and the addition of eight new stores that opened in fiscal 1998.

COST OF SALES. Cost of sales increased 21.7% to $28.6 million for the fiscal year ended September 30, 1998 from $23.5 million for the comparable 1997 period. As a percentage of net sales, cost of sales was 26.0% which approximates the comparable 1997 period.

LABOR. Labor expense for the fiscal year ended September 30, 1998 increased 24.5% to $32.5 million from $26.1 million for the comparable 1997 period. This increase was due primarily to an increase in the minimum wage and associated benefits based on wages. The remainder of the increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1998 increased to 29.5% from 29.0% in the comparable 1997 period.

OCCUPANCY AND OTHER. Occupancy and other operating costs for the fiscal year ended September 30, 1998 increased 16.8% to $24.3 million from $20.8 million for the comparable 1997 period. Occupancy and other operating costs as a percentage of net sales increased to 23.1% from 22.1% for the comparable 1997 period. This was due primarily to lower occupancy costs in the newer regions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended September 30, 1998 increased 19.3% to $6.8 million from $5.7 million for the comparable 1997 period. This was due primarily to the increased personnel and relocation costs associated with opening stores in new regions. As a percentage of net sales, general and administrative expenses decreased to 6.2% from 6.3% for the comparable 1997 period.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal year ended September 30, 1998 increased 19.7% to $7.3 million from $6.1 million for the comparable 1997 period. This increase was due primarily to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization as a percentage of net sales decreased to 6.6%, from 6.8% for the comparable 1997 period due to high sales volume.

INTEREST EXPENSE, NET.   Interest expense, net for the fiscal year ended
September 30, 1998 increased 13.3% to $1.7 million from $1.5 million for the comparable 1997 period. Interest expense increased due primarily to interest associated with borrowing on the line of credit during the year.

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

COST OF SALES. Cost of sales increased 21.8% to $23.5 million for the fiscal year ended September 30, 1997 from $19.3 million for the comparable 1996 period. As a percentage of net sales, cost of sales decreased 1.1% from 27.1% in fiscal 1996 to 26.0% for fiscal 1997. This decrease was primarily due to better menu management and improved purchasing.

LABOR. Labor expense for the fiscal year ended September 30, 1997 increased 31.1% to $26.1 million from $19.9 million for the comparable 1996 period. This increase was due primarily to an increase in the minimum wage and the associated benefits based on wages. The remainder of the increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1997 increased to 29.0% from 27.8% in the comparable 1996 period.

OCCUPANCY AND OTHER. Occupancy and other operating costs for the fiscal year ended September 30, 1997 increased 22.4% to $20.8 million from $17.0 million in the comparable 1996 period. As a percentage of net sales, occupancy and other operating costs for the fiscal year ended September 30, 1997 decreased to 23.1% from 23.8% in the comparable 1996 period. The decrease was due to primarily lower occupancy costs in the newer regions.

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

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal years ended September 30, 1997 and 1996 was approximately $6.1 million and $4.5 million, respectively. As a percentage of net sales, depreciation and amortization expense for the fiscal year ended September 30, 1997 increased to 6.8% from 6.3% in the comparable 1996 period. This increase was attributable to the increased amortization of start up costs associated with the opening of seven new restaurants, four of which were in new regions. The first store in a new region typically has higher startup costs than later stores due to extra costs associated with establishing a new region.

INTEREST EXPENSE, NET.   Interest expense, net for the fiscal year ended
September 30, 1997 increased to $1.5 million from $0.5 million for the fiscal year ended September 30, 1996. This increase was attributable to new debt incurred for continued expansion.

BENEFIT (PROVISION) FOR INCOME TAXES. Provision for income taxes increased to $2.5 million in 1997 from $1.9 million in 1996 principally due to higher pretax income during the fiscal year.

NET OPERATING LOSS CARRYFORWARDS. At September 30, 1996, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $1.4 million, which were utilized during fiscal 1997.

FISCAL 1996 VERSUS FISCAL 1995

NET SALES. Net sales for the fiscal year ended September 30, 1996 increased 16.5% to $71.4 million from $61.3 million for the comparable 1995 period. The increase was due to a 2.5% increase in comparable restaurant sales which resulted from an increase in guest volume and the addition of seven new salad buffet restaurants opened in the second half of fiscal 1996.

COST OF SALES. Cost of sales increased 15.6% to $19.3 million in the year ended September 30, 1996 from $16.7 million in the comparable 1996 period. As a percentage of net sales, cost of sales decreased 0.2% to 27.1% for the fiscal year ended September 30, 1996. This decrease was primarily due to better cost management and improved purchasing.

LABOR. Labor expense for the fiscal year ended September 30, 1996 increased 14.4% to $19.9 million from $17.4 million for the comparable 1995 period. This increase was due to increased staffing requirements resulting from the increase in guest volume during the period. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1996 decreased to 27.8% from 28.4% in the comparable 1995 period. This decrease was primarily due to a reduction in workers' compensation insurance premiums.

OCCUPANCY AND OTHER. Occupancy and other operating costs for the fiscal year ended September 30, 1996 increased 10.4% to $17.0 million from $15.4 million in the comparable 1995 period. As a percentage of net sales, occupancy and other operating costs for the fiscal year ended September 30, 1996 decreased to 23.8% from 25.2% in the comparable 1995 period. The decrease was primarily due to lower occupancy costs in the newer regions, better managed supplies and services, and lower marketing expense relative to sales.

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

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal years ended September 30, 1996 and 1995 was approximately $4.5 million and $3.6 million, respectively. As a percentage of net sales, depreciation and amortization expenses for the fiscal year ended September 30, 1996 increased to 6.3% from 5.9% in the comparable 1995 period. This increase was attributable to the increased amortization of start up costs associated with the opening of seven new salad buffet restaurants.

INTEREST EXPENSE, NET. Interest expense, net for the fiscal year ended September 30, 1996 decreased 54.5% to $0.5 million from $1.1 million for the fiscal year ended September 30, 1995. This was attributable to the reduction of debt due to payoff thereof with the proceeds from the Company's initial public offering in May 1995.

BENEFIT (PROVISION) FOR INCOME TAXES. Provision for income taxes increased to $1.9 million in 1996 from a benefit of $1.6 million in 1995 principally due to the recognition of $2,173,000 in deferred tax assets during the fourth quarter of fiscal year 1995.

EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT. During fiscal year 1995 the Company recognized an extraordinary loss of $518,000, net of an income tax benefit of $192,000, representing a charge for previously unamortized debt issue costs, unamortized debt discount, and a prepayment penalty associated with early extinguishment of debt. There were no extraordinary items in fiscal year 1996.

NET OPERATING LOSS CARRYFORWARDS. At September 30, 1996, the Company had available net operating loss carryforwards for federal income tax purposes of approximately $1.4 million.

QUARTERLY RESULTS AND SEASONALITY

         The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company's statements of operations bear to net sales for the four quarters of fiscal 1997 and 1998. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                Fiscal 1997                             Fiscal 1998
                       First    Second    Third    Fourth     First     Second     Third     Fourth
                      Quarter   Quarter   Quarter  Quarter    Quarter   Quarter   Quarter   Quarter

Statement of
Operations Data:

Net Sales             $19,277   $23,459   $23,502   $24,014   $23,903   $27,836   $28,030   $30,280
Operating income      $   950   $ 2,069   $ 2,391   $ 2,560   $ 1,387   $ 2,752   $ 3,197   $ 3,244
Net income            $   375   $ 1,017   $ 1,192   $ 1,303   $   586   $ 1,318   $ 1,650   $ 1,764

As a Percentage
of Net Sales:

Operating income          4.9%     8.8%     10.2%     10.7%       5.8%     9.9%     11.4%     10.7%
Net income                1.9      4.3       5.1       5.4        2.5      4.7%      5.9%      5.8

Selected Operating
Data:

Number of salad buffet
restaurants open at
end of period              44        46       46        49         51        52       52        57

Percentage change in      3.7%      1.6%     5.0%      9.4%       9.8%      5.8%     7.0%      7.9%
comparable restaurant
sales (1)


(1) Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.


         The Company's restaurants experience seasonal influences, as a disproportionate amount of the Company's net income is realized during the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings, and are not necessarily indicative of the results that may be achieved for a full fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financings and sale of Common Stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the year ended September 30, 1998, the Company generated $12.8 million in cash flow from operating activities, received $14.5 million from bank debt and mortgage and capital lease financings offset by payments of $17.1 million, and received $19.4 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan and the consummation of a secondary public offering of the Company's Common Stock.

         As of September 30, 1998, the Company had available all of its $5.0 million bank line of credit. Such credit line bears interest at the bank's reference rate plus 0.75%, which totaled 9.25% per annum as of September 30, 1998. The credit agreement expires on November 1, 1999 and contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's approval. Borrowings under the line of credit are collateralized by equipment and other assets.

         In connection with the development of new restaurants, the Company has over time obtained mortgage and capital lease financing from approximately nine lenders, each of which has financed multiple loans or leases. The outstanding balance of each loan or lease generally is between $100,000 and $1.0 million. The loans and leases have varying maturity rates extending through April 2002, interest rates generally ranging from approximately 7.80% through 10.25% with an average interest rate of approximately 9.38% per annum, and in certain cases, pre-payment penalties of one to two percent. As of September 30, 1998, the outstanding balances on such loans and leases aggregated approximately $14.9 million.

         The Company's principal capital requirement has been and will continue to be funding the development of restaurants. For year ended September 30, 1998, capital expenditures totaled $26.2 million, $20.4 million of which funded the development of new restaurants. The remaining capital expenditures primarily funded replacements and new additions at existing restaurants. In addition to budgeted capital expenditures for fiscal 1999 of $36.9 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1999 for capital improvements at existing sites. See "Business-Unit Economics."

         The Company believes that (i) internally generated funds, (ii) available borrowings under the bank credit line and (iii) funds that it will be able to borrow pursuant to secured credit facilities consistent with its past practices, will be sufficient to meet the Company's cash requirements through at least the end of fiscal 1999. If these sources of financing are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that financing will be available to the Company on favorable terms, or at all.

COMPUTER SYSTEMS AND YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that utilizes programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as the year 1900, "01" as the year 1901, etc. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

THE COMPANY'S STATE OF READINESS. The Company is addressing the year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, is year 2000 compliant; however, certain third party software will require updates or replacement, which are scheduled for implementation during the first quarter of 1999. The Company will complete its review of embedded chip equipment by the end of January, 1999, and will be year 2000 compliant by mid-1999.

         The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power, water and banking services. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of the year 2000 readiness of third parties.

         The Company has used and continues to use internal resources to identify, correct, upgrade or replace and test internally deployed IT Systems and embedded chip equipment for year 2000 compliance.

COSTS. The Company did not incur significant cost to enable its proprietary accounting and management information software, and the hardware upon which it runs, to be year 2000 compliant. The Company believes that the cost of modifying the standard, non-proprietary software will be borne by the licensors, and accordingly does not believe it will incur significant costs with respect to such year 2000 compliance. Aggregate costs for year 2000 issues have been and are estimated to be below $25,000 and are being expensed as incurred.

RISKS. The Company intends and expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the Company's IT Systems and embedded chip equipment so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the Company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved year 2000 problems of third parties who do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Similarly there can be no assurance that the Company can timely mitigate its risks to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates.

         The Company presently believes that the most reasonably likely worst case scenarios that the Company might confront with respect to year 2000 issues have to do with a decline in business due to consumer preoccupation with media and news reports of actual or anticipated events and actual events over which the Company has no control, including, but not limited to, failure of power, water and telephone service, or problems experienced by other companies without any connection to the Company. If the Company experiences loss of power or similar services in any affected geographic area, the Company would be forced to temporarily close stores.

CONTINGENCY PLANS. The Company has a small number of suppliers who provide the majority of the Company's inventory, including fresh produce and grocery staples. The Company believes these suppliers are or will be year 2000 compliant by June of 1999. As part of the Company's normal contingency planning, it has identified alternative suppliers. However, there can be no assurance that there will be no disruption of supply resulting in the Company's inability to maintain operations. In the event that the parties from whom the Company licenses software do not achieve year 2000 compliance in a timely manner, the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software, without significant cost. Additionally, in the event the Company needs to replace equipment which uses embedded systems, the Company believes it can do so without significant cost.

IMPACT OF INFLATION

         The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. The Company does not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to guests.

NEW ACCOUNTING STANDARD

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires that the costs of start-up activities, which is inclusive of pre-opening costs, should be expensed as incurred. This new accounting standard is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Restatement of previously issued financial statements is not permitted.

         As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. At September 30, 1998, total deferred pre-opening costs were $1.6 million. For fiscal 1997 and 1998, preopening expense amortization was approximately $1.2 million and $1.4 million, respectively. The Company will adopt SOP 98-5 in fiscal 2000. Upon adoption in fiscal 2000, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

         While total cash flows are unaffected by this change, pre-opening costs previously reported as cash used in investing activities will be reported as a component of net cash provided by operating activities.

                                 BUSINESS RISKS

         IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-K, SHAREHOLDERS AND PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE FOLLOWING FACTORS IN EVALUATING THE COMPANY AND ITS BUSINESS.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

         In fiscal 1996, 1997 and 1998, the Company experienced an increase of 2.5%, 4.7% and 7.5% respectively, in comparable restaurant sales. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest.
See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

EXPANSION RISKS

         The Company opened seven salad buffet restaurants in each of fiscal 1996, fiscal 1997 and eight in fiscal 1998. The Company currently intends to open fifteen restaurants in fiscal 1999. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. In addition, since its inception, the Company has closed three non-performing restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets which could adversely effect the Company's business, financial condition and results of operations.

         The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up-front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See "-Restaurant Industry and Competition," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business-Expansion Strategy" and "Business-Competition."

RESTAURANT INDUSTRY AND COMPETITION

         The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-price, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors which have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

COST SENSITIVITY

         The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years.
However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See "-Reliance on Key Suppliers and Distributors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business".

IMPORTANCE OF KEY EMPLOYEES

         The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its three executive officers, Michael P. Mack, David W. Qualls and R. Gregory Keller. The loss of any of these three individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees. See "Business-Restaurant Operations-Restaurant Management" and "Business-Restaurant Operations-Customer Service."

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company's business experiences seasonal fluctuations as a disproportionate amount of the Company's net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results and Seasonality."

GEOGRAPHIC CONCENTRATION IN CALIFORNIA; RESTAURANT BASE

         Twenty-eight of the Company's 58 existing salad buffet restaurants are located in California. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God that could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants. See "Business-Restaurant Facilities" and "Business-Expansion Strategy."

RELIANCE ON KEY SUPPLIERS AND DISTRIBUTORS

         The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company's suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company's produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company's business, financial conditions and results of operations. The Company has several local produce distributors that are governed by one program and two main grocery distributors. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company's restaurants and restaurant commissaries through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce and grocery distribution. There can be no assurance that the Company's distribution expense would not be greater under such alternate arrangements. See "-Cost Sensitivity" and "Business-Restaurant Operations."

COMPUTER SYSTEMS AND YEAR 2000

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that utilizes programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as the year 1900, "01" as the year 1901, etc. The year 2000 issue could result, at the Company and elsewhere, in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or to engage in other normal business activities.

THE COMPANY'S STATE OF READINESS. The Company is addressing the year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, is year 2000 compliant; however, certain third party software will require updates or replacement, which are scheduled for implementation during the first quarter of 1999. The Company will complete its review of embedded chip equipment by the end of January, 1999, and will be year 2000 compliant by mid-1999.

         The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power, water and banking services. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of the year 2000 readiness of third parties.

         The Company has used and continues to use internal resources to identify, correct, upgrade or replace and test internally deployed IT Systems and embedded chip equipment for year 2000 compliance.

COSTS. The Company did not incur significant cost to enable its proprietary accounting and management information software, and the hardware upon which it runs, to be year 2000 compliant. The Company believes that the cost of modifying the standard, non-proprietary software will be borne by the licensors, and accordingly does not believe it will incur significant costs with respect to such year 2000 compliance. Aggregate costs for year 2000 issues have been and are estimated to be below $25,000 and are being expensed as incurred.

RISKS. The Company intends and expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to pose significant operational problems for the Company's IT Systems and embedded chip equipment so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the Company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved year 2000 problems of third parties who do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Similarly there can be no assurance that the Company can timely mitigate its risks to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company's estimates of the costs of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates.

         The Company presently believes that the most reasonably likely worst case scenarios that the Company might confront with respect to year 2000 issues have to do with a decline in business due to consumer preoccupation with media and news reports of actual or anticipated events and actual events over which the Company has no control, including, but not limited to, failure of power, water and telephone service, or problems experienced by other companies without any connection to the Company. If the Company experiences loss of power or similar services in any affected geographic area, the Company would be forced to temporarily close stores.

CONTINGENCY PLANS. The Company has a small number of suppliers who provide the majority of the Company's inventory, including fresh produce and grocery staples. The Company believes these suppliers are or will be year 2000 compliant by June of 1999. As part of the Company's normal contingency planning, it has identified alternative suppliers. However, there can be no assurance that there will be no disruption of supply resulting in the Company's inability to maintain operations. In the event that the parties from whom the Company licenses software do not achieve year 2000 compliance in a timely manner, the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software, without significant cost. Additionally, in the event the Company needs to replace equipment which uses embedded systems, the Company believes it can do so without significant cost.

LEGAL MATTERS

         The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is party to various legal actions relating to former employees. In the opinion of management, after reviewing the information which is currently available with respect to these matters, and consulting with the Company's counsel, any liability which may ultimately be incurred will not materially affect the financial position or results of operations of the Company. See "Legal Proceedings."

GOVERNMENT REGULATION

         The Company's business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. In addition, the Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company's licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date; however, beer and wine licenses are not always available to the Company as a result of the location of certain of its restaurants.

         The Company is subject to state "dram-shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

         The Company's restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997 and 1998. There is no assurance that the Company will be able to continue to pass increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company's restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service ("INS"). Given the location of many of the Company's restaurants, even if the Company's operation of those restaurants is in strict compliance with INS requirements, the Company's employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees.

ANTI-TAKEOVER MEASURES

         Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock. Certain of these provisions allow the Company to issue Preferred Stock with rights senior to those of the Common Stock without any further vote or action by the stockholders, eliminate the right of stockholders to act by written consent and impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock and could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock.

VOLATILITY OF STOCK PRICE

         The market price of the Company's Common Stock has fluctuated since the initial public offering of the Common Stock in May 1995. Quarterly operating results of the Company and other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. See "Market for Company's Common Equity and Related Stockholder Matters".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements as of September 30, 1998 and 1997, and for each of the three fiscal years in the period ended September 30, 1998 and the report of independent accountants, are included in this report as listed in the index on page 38 of this report - Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                        Executive Officers and Directors

         The executive officers and directors of the Company as of November 30, 1998, are as follows:

Michael P. Mack................. 47 Chairman of the Board, President and
                                    Chief Executive Officer

David W. Qualls................. 53 Executive Vice President-Finance and
                                    Real Estate, Chief Financial Officer and
                                    Secretary

R. Gregory Keller............... 50 Vice President of Operations

Edgar F. Berner(1).............. 67 Director

Robert A. Gunst(1)(2)........... 50 Director

Michael M. Minchin, Jr.(2)...... 72 Director

John M. Robbins, Jr. (2)........ 51 Director

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company's inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors in December 1997. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company's President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and an M.B.A. from Harvard University.

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

         Edgar F. Berner joined the Company's Board of Directors in 1996. Mr. Berner currently serves as Chairman and was formerly the CEO of Sweet Factory, Inc., a national candy specialty chain. From 1969 to 1980, Mr. Berner was founder and President of Fashion Conspiracy, a 280 store junior apparel chain which was sold to Edison Brothers Stores, Inc. (NYSE). He previously served on the Board of The Clothestime, Inc., and Edison Brothers Stores, Inc. In addition to serving on the Board of the Company, Mr. Berner is a Director of Hot Topic, Inc. (Nasdaq), a youth oriented specialty retail chain and a Director of Barbeque Galore (NASDAQ) the nations largest barbeque chain store.

         Robert A. Gunst joined the Company's Board of Directors in 1996. Mr. Gunst has more than 25 years of experience of food and retailing. Mr. Gunst has been President and Chief Executive Officer of The Good Guys, Inc. (Nasdaq) since 1993. In 1990, he became President and Chief Operating Officer of The Good Guys, Inc. while remaining a member of its board. Prior to The Good Guys, Inc., Mr. Gunst served as Senior Vice President, Chief Financial Officer and a board member of San Francisco-based Shaklee Corporation. Previously, he served in several senior positions with PepsiCo, Inc. (NYSE) including Senior Vice President of Marketing, Manufacturing and Franchising for La Petite Boulangerie, Inc., and as Chief Financial Officer and Vice President of Finance and Administration for PepsiCo Foods International. Prior to PepsiCo, Mr. Gunst was a Senior Vice President and Chief Financial Officer for Victoria Station Incorporated, a chain of restaurants. Mr. Gunst holds a Master's Degree in Business Administration from the University of Chicago's Graduate School of Business and a Bachelor of Arts Degree from Dartmouth College.

         Michael M. Minchin, Jr. joined the Company's Board of Directors in November 1993 and assumed the role of Chairman of the Board from February 1994 to December 1997. From May 1992 to November 1993, Mr. Minchin served as an independent consultant to Sizzler International, Inc. (NYSE) a restaurant company, and several other publicly held restaurant chains. Prior to that, Mr. Minchin served as the Executive Vice President of Sizzler International from May 1980 to May 1992. Mr. Minchin received a B.A. from Stanford University and an M.B.A. from Harvard University. Currently, Mr. Minchin serves as Managing Director of the John Douglas French Alzheimer's Foundation as well as an independent consultant to several publicly held restaurant chains.

         John M. Robbins, Jr. joined the Company's Board of Directors in 1996. Mr. Robbins currently serves as Chairman of the Board of Directors and CEO of American Residential Investment Trust, Inc. (NYSE) ("ARIT") and Home Asset Management Corp. Prior to joining ARIT, Mr. Robbins was Chairman of the Board

American Residential Mortgage Corporation ("AMRES Mortgage") from 1990 until 1994 and President of AMRES Mortgage from the time he co-founded it in 1983 until 1994. He currently serves as a Director of Pacific Research & Engineering Corporation (AMEX), National Bankcard and the University of San Diego.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were timely complied with during the fiscal year ended September 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

         The following table sets forth information for three fiscal years ended September 30, 1998, 1997 and 1996 concerning the compensation of the Chief Executive Officer of the Company and the other executive officers of the Company as of September 30, 1998.

                          SUMMARY COMPENSATION TABLE
                              Annual Compensation
                                                      Long-Term
                                                      Compensation
                                                      Awards Shares
Name and Principal                                    Underlying   All Other
Position                   Year    Salary    Bonus    Options      Compensation

Michael P. Mack (1)        1998    $298,620  $115,000           0  $15,833.27(4)
Chief Executive Officer,   1997     256,823  $ 93,000      18,000  $     0
President                  1996     208,843    90,000      40,000  $     0

David W. Qualls (2)        1998    $204,359  $ 78,200           0  $15,833.27(4)
Chief Financial Officer,   1997     176,151    57,000      12,000  $     0
Executive Vice President   1996     153,175    60,000      30,000  $     0
Finance and Real Estate,
Secretary

R. Gregory Keller (3)      1998    $179,016  $ 69,000           0  $15,833.27(4)
Vice President of          1997     153,836    50,000      10,000  $      0
Operations                 1996     131,875    60,000      30,000  $      0


(1) Mr. Mack was granted an increase in annual salary to $301,875 for fiscal year 1999.

(2) Mr. Qualls was granted an increase in annual salary to $205,275 for fiscal year 1999.

(3) Mr. Keller was granted an increase in annual salary to $181,125 for fiscal year 1999.

(4)      Consists of deferred compensation match.

         During the year ended September 30, 1998, no officers were granted options to purchase the Company's Common Stock.

         The following table provides information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended September 30, 1998, and unexercised options held at fiscal year end by the persons named in the Summary Compensation Table:

             AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END VALUES

                                                  Number of Unexercised       Value of Unexercised In-The-
                                                  Options at 9/30/98          Money Options at 9/30/98 (2)(3)
                  Shares Acquired   Value
Name              on Exercise       Realized (1)  Exercisable   Unxercisable  Exercisable   Unexercisable

Michael P. Mack          0                 0        138,663         9,337       $894,970      $65,030
David W. Qualls     27,500           213,125         82,981         6,519        549,859       45,766
R. Gregory Keller    4,000            36,900        123,137         5,863        844,484       41,666


(1) Amounts shown represent the value realized upon the exercise of stock options during 1998, which equals the difference between the exercise price of the options and the closing market price of the underlying Common Stock on the date preceding the exercise date.

(2)      Values are net of exercise price.

(3) Based on the 1998 year-end market price per share of $14.75 on September 30, 1998, the last trading date prior to the end of the Company's fiscal year. The values shown equal the difference between the exercise price of unexercised in-the-money options and the closing market price of the underlying Common Stock at September 30, 1998. Options are in-the-money if the fair market value of the Common Stock exceeds the exercise price of the option.

COMPENSATION OF DIRECTORS

         The outside directors of the Company each receive $10,000 per year as a cash compensation for attendance at Board of Directors, Audit Committee, and/or Compensation Committee Meetings. Additionally, the directors of the Company are reimbursed for expenses incurred in connection with attendance at Board of Directors or committee meetings.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

         In July 1997, the Company entered into employment agreements with Michael P. Mack, Chief Executive Officer and President, David W. Qualls, Executive Vice President and Chief Financial Officer-Finance and Real Estate, and R. Gregory Keller, Vice President of Operations, which provide them, upon termination without cause, with a severance equal to one half of their then current annual salary and certain other benefits. Additionally, in the event of a termination without cause following a change of control, their employment agreements provide for a severance equal to two years of base salary plus two years of bonus. Under the respective employment agreements, the minimum base annual salary for Mr. Mack is $250,000, for Mr. Qualls is $170,000, and for Mr. Keller is $150,000.

         In the event of a change in control as defined under the Company's 1998 Option Plan, any unexercisable or unvested portion of the outstanding options will become immediately exercisable and vested in full prior to the change in control. The Company's other stock option plans also contain provisions that could lead to the vesting and exercisability of all outstanding options prior to a change in control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During the last fiscal year, executive compensation was administered by the Compensation Committee comprised of three non-employee directors of the Company, Mr. Robert A. Gunst, Mr. Michael M. Minchin, Jr. and Mr. John M. Robbins, Jr. Mr. Michael P. Mack, the Company's President and Chief
Executive Officer, participated in the deliberations of the Compensation Committee regarding executive compensation that occurred during 1998, but did not take part in the deliberations regarding his own compensation. Mr. Mack's participation in the deliberations of the Compensation Committee included providing information on the performance of people who work at the Company and advisory recommendations regarding appropriate levels of compensation for the Company's officers.

                        COMPARISON OF STOCKHOLDER RETURN

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the Nasdaq National Market and the Dow Jones Industry Group for Restaurants for the period commencing on May 16, 1995 (1) and ending on September 30, 1998 (2).

Comparison of Cumulative Total Return From May 15, 1995 through September 30, 1998 (2).

Garden Fresh Restaurant Corp. Inc., Index for Nasdaq National Market and Dow Jones Industry Group for Restaurants


       The graph referenced plots three lines; GARDEN FRESH, NASDAQ NATIONAL MARKET, and DOW JONES INDUSTRY GROUP FOR RESTAURANTS.

       Data points are at 5/16/95 (public offering), 9/30/95, 9/30/96, 9/30/97 and 9/30/98.

       The data line for GARDEN FRESH shows a decline from the public offering to fiscal year end 9/30/95, an increase from there to the fiscal year end 9/30/97, and an unchanged line from 9/30/97 to the fiscal year end 9/30/98.



                           May 15    Sept. 30  Sept. 30   Sept. 30  Sept. 30
                           1995      1995      1996       1997      1998

Garden Fresh               $100.00   $ 86.11   $108.33    $163.89   $163.89
Nasdaq National Market      100.00    120.91    142.16     195.32    196.26
Dow Jones Industry          100.00    102.09    122.49     122.55    144.94
Group for Restaurants

(1) The effective date of the Company's initial public offering was May 16, 1995. For purposes of this presentation, the Company has assumed that its initial offering price of $9.00 would have been the closing sales price on May 15, 1995, the day prior to commencement of trading.

(2) Assumes that $100.00 was invested on May 16, 1995 in the Company's Common Stock at the Company's initial offering price of $9.00 and at the closing sales price for each index on that date and that all dividends were reinvested. No dividends have been declared on the Company's Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors during the 1998 fiscal year was comprised of the non-employee directors of the Company, Messrs. Gunst, Minchin, and Robbins. The Compensation Committee is responsible for setting and administering the policies governing compensation of the executive officers of the Company, including cash compensation, stock ownership programs and other benefits. The goals of the Company's compensation policy are to attract and retain executive officers who contribute to the overall success of the Company by offering compensation which is competitive in the restaurant industry for companies of the Company's size and to motivate executives to achieve the Company's business objectives and reward them for their achievements. The Company uses salary, incentive compensation and stock options to meet these goals.

         For fiscal 1998, salaries were set for each executive officer within the range of salary for similar positions in other companies in Garden Fresh's industry and of similar size, based on surveys conducted by the Company's Human Resources Department and through the services of an outside compensation consultant. In preparing the performance graph set forth in the section entitled "COMPARISON OF STOCKHOLDER RETURN" the Company has selected the Dow Jones Industry Group for Restaurants as its published industry index. The companies included in the Company's salary surveys are included in the comparison index. Salaries were set within the applicable range based on the officer's experience, tenure and prior performance. Performance was judged by the Chief Executive Officer for all executive officers other than himself. The Compensation Committee evaluated the Chief Executive Officer's performance, increasing his salary for fiscal 1999 based primarily on the Chief Executive Officer's increased responsibilities as a result of the Company's increased size and the Company's performance in 1998. The Chief Executive Officer's total compensation for fiscal 1998 approximates the mean of the compensation for chief executive officers in similar-sized companies in the restaurant industry.

         The Compensation Committee granted incentive compensation to each of the executive officers based upon the performance of the Company relative to the profit performance criteria set forth in the fiscal year 1998 bonus program which was implemented at the beginning of the year.

         The Company believes that employee equity ownership provides significant additional motivation to executive officers to maximize value for the Company's stockholders. Because the stock options will be granted at the prevailing market price, the stock options will only have value if the Company's stock price increases over the exercise price. Therefore, the Committee believes that stock options will serve to align the interest of executive officers closely with other stockholders because of the direct benefit executive officers receive through improved stock performance.

         The Compensation Committee did not recommend to the Board of Directors, and the Board of Directors did not approve stock option grants for fiscal year 1998 to the executive officers, including the Chief Executive Officer, under the Company's Option Plan.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

         Effective January 1, 1994, the Internal Revenue Code (the "Code") was amended to impose a limit under section 162(m) on the amount of compensation which may be deducted by a publicly-held corporation with respect to the corporation's chief executive officer and its four other most highly-compensated offers, set at $1,000,000 per executive per year.
Exemptions from this deductibility limit are provided for certain types of "performance-based compensation," including compensation related to stock option plans meeting certain criteria. The Compensation Committee does not believe that other components of the Company's compensation will be likely in the aggregate to exceed $1,000,000 for any executive officer in any year in the foreseeable future, and therefore concluded that no further action with respect to qualifying its executive compensation for deductibility of such compensation is necessary at this time. The policy of the Committee is to qualify executive compensation for deductibility under the applicable tax laws as practicable.

In the future, the Committee will continue to evaluate the advisability of qualifying the deductibility of such compensation in the future.

            COMPENSATION COMMITTEE
            Robert A. Gunst
            Michael M. Minchin Jr.
            John M. Robbins Jr.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of September 30, 1998, with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company; (ii) each director and director-nominee of the Company; (iii) each executive officer of the Company whose salary and incentive compensation for the fiscal year ended September 30, 1998 exceeded $100,000; and (iv) all executive officers and directors of the Company as a group.


          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                            Shares Beneficially
                                                                   Owned
                    Names of Beneficial Owner*                 Number Percent**

T. Rowe Price Associates, Inc.
100 E. Pratt Street
Baltimore, MD 21202. . . . . . . . . . . . . . . . . . . . . . 363,000    6.55%

D3 Family Fund
19605 NE 8th Street
Camas, CA  98607 . . . . . . . . . . . . . . . . . . . . . . . 375,175    6.77%

St. Paul Venture Capital, Inc.
8500 Normandale Lake Boulevard, Suite 1940
Bloomington, Minnesota 55437   . . . . . . . . . . . . . . . . 595,346   10.74%


Michael P. Mack (1)  . . . . . . . . . . . . . . . . . . . . . 285,847    5.16%

David W. Qualls (2)  . . . . . . . . . . . . . . . . . . . . .  77,973    1.41%

R. Gregory Keller (3)  . . . . . . . . . . . . . . . . . . . . 106,107    1.91%

Edgar F. Berner (4)  . . . . . . . . . . . . . . . . . . . . .  19,300    0.35%

Robert A. Gunst (4)  . . . . . . . . . . . . . . . . . . . . .  20,000    0.36%

Michael M. Minchin, Jr (5)   . . . . . . . . . . . . . . . . .  96,560    1.74%

John M. Robbins, Jr. (4) . . . . . . . . . . . . . . . . . . .  18,500    0.33%

All directors and executive officers as a
  group (7 persons) (6)  . . . . . . . . . . . . . . . . . . . 624,287   10.96%


* Except as otherwise indicated, the address of each beneficial owner is c/o the Company, 17180 Bernardo Center Drive, San Diego, California 92128.

** Percent of the outstanding shares of Common Stock, treating as outstanding all shares of Common Stock issuable on exercise of stock options within 60 days of September 30, 1997, held by the particular beneficial owner that are included in the first column.

(1) Includes 141,885 shares issuable upon exercise of stock options and 375 shares held by his wife, Ruth Mack.

(2)      Includes 77,313 shares issuable upon exercise of stock options.

(3)      Includes 104,357 shares issuable upon exercise of stock options.

(4)      Includes 15,000 shares issuable upon exercise of stock options.

(5)      Includes 96,560 shares issuable upon exercise of stock options.

(6)      Includes 465,115 shares issuable upon exercise of stock options.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into employment agreements with the Company's executive officers. See "Employment Contracts and Termination of Employment and Change of Control Arrangements."

         The Company has entered into indemnification agreements with its officers and directors containing provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law.

         The Company's policy has been and continues to be that all transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a)      The following documents are filed as part of this Report:
                                                                         Page
                                                                         Number

          (1)   Report of Independent Accountants ......................... F-1
                Balance Sheet at September 30, 1997
                  and 1998................................................. F-2
                Statement of Operations for the Years Ended
                  September 30, 1996, 1997 and 1998........................ F-3
                Statement of Cash Flows for the Years Ended
                  September 30, 1996, 1997 and 1998........................ F-4
                Statement of Changes in Shareholder's Equity for the
                  Years Ended September 30, 1996, 1997 and 1998............ F-5
                Notes to the Financial Statements.......................... F-6

                Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          (2) Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

     (b) Reports on Form 8-K. The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1998

                                    GARDEN FRESH RESTAURANT CORP.


                                    By:         /s/ Michael P. Mack
                                                Michael P. Mack
                                                Chief Executive Officer
                                                President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on December 29, 1998 by the following persons in the capacities indicated.



/s/ Michael P. Mack                         Chairman of the Board
Michael P. Mack                             Chief Executive Officer
                                            President and Director

/s/ David W. Qualls                         Chief Financial Officer and Chief
David W. Qualls                             Accounting Officer David W.  Qualls


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

10.2 **      The Company's Restaurant Management Stock Option Plan, as amended.

10.3 **      The Company's Key Employee Stock Option Plan, as amended.

10.4 **      The Company's 1995 Outside Director Stock Option Plan.

10.5 **      The Company's 1995 Key Employee Stock Option Plan, as amended.

10.6 ***     Form of Executive Employment Agreement.

10.7 ***     Wells Fargo Bank Revolving Line of Credit Note.

10.8 ****    The Company's 1998 Stock Option Plan.

10.9 ****    The Company's Variable Deferred Compensation Plan for Executives.

10.13** Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991.

10.14*****   Indemnification Agreement between the Company and David Qualls dated April 28,1998.

23.1         Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

27.1                    Financial Data Schedule.

THIS SCHEDULE CONTAINS SUMMARY INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND THE CONSOLIDATED STATEMENT OF INCOME FILED AS PART OF THE ANNUAL REPORT ON FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH ANNUAL REPORT ON FORM 10-K