Form 10-Q
period 1998-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1999-02-05
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _________________________

                                   FORM 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

             For quarterly period ended December 31, 1998,

                                      OR

/  /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________________ to
             __________________.

                        Commission file number 0-25886

                        GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

            Delaware                                      33-0028786
(State or other jurisdiction                              (I.R.S. Employee
of incorporation or organization)                         Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (619) 675-1600


             (Former name, former address and former fiscal year,
                        if changed since last report)

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes /  /     No  /  /

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of February 3, 1999 was 5,544,910. There are no other classes of common stock.

                        GARDEN FRESH RESTAURANT CORP.
                                  FORM 10-Q

                                    INDEX
                                                                          PAGE

PART I:   FINANCIAL INFORMATION

          Item 1:    Unaudited Condensed Financial Statements

                     Condensed Balance Sheet at September 30, 1998 and
                     December 31, 1998                                       3

                     Condensed Statement of Income for the three months
                     ended December 31, 1997 and December 31, 1998           4

                     Condensed Statement of Cash Flows for the three
                     months ended December 31, 1997 and December 31, 1998    5

                     Notes to Unaudited Condensed Financial Statements       6

          Item 2:    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     7

          Item 3:    Quantitative and Qualitative Disclosures About Market
                     Risk                                                   14


PART II:  OTHER INFORMATION

          Item 1:    Legal Proceedings                                      15
          Item 2:    Changes in Securities and Use of Proceeds              15
          Item 3:    Defaults Upon Senior Securities                        15
          Item 4:    Submission of Matters to a Vote of Security Holders    15
          Item 5:    Other Information                                      15
          Item 6:    Exhibits and Reports on Form 8-K                       15

GARDEN FRESH RESTAURANT CORP.
CONDENSED BALANCE SHEET
(Dollars in thousands)

                                       September 30, 1998     December 31, 1998
                                                                 (Unaudited)
ASSETS

  Cash                                      $       3,382         $         957

  Inventories                                       3,579                 3,631

  Other current assets                                660                   968

  Deferred income taxes                               376                   204
                                               ----------            ----------
      Total current assets                          7,997                 5,760

Property and equipment, net                        74,601                80,081

Intangible and other assets                         2,334                 2,262
                                               ----------            ----------
Total assets                                $      84,932         $      88,103
                                               ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable                         $       3,657         $       3,174

   Current portion of long-term debt                5,712                 8,494

   Accrued liabilities                              5,081                 6,510

   Deferred income taxes                              618                   580
                                               ----------            ----------
       Total current liabilities                   15,068                18,758

Accrued rent                                        1,292                 1,265

Deferred compensation                                 171                   266

Long term debt, net of current portion              9,154                 7,747

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1998
   and December 31, 1998, respectively;
   5,544,217 and 5,561,233 issued and
   outstanding at September 30, 1998 and
   December 31, 1998, respectively                     56                    56

   Paid-in capital                                 58,542                59,245

   Retained earnings                                  649                 1,490

   Treasury stock                                      --                  (724)
                                               ----------            ----------
        Total shareholders' equity                 59,247                60,067
                                               ----------            ----------

Total liabilities and shareholders' equity  $      84,932         $      88,103
                                               ==========            ==========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended
                                          December 31,         December 31,
                                                 1997                 1998

NET SALES                                $     23,903         $     28,448
                                          -----------          -----------
COST AND EXPENSES:

Cost of sales                                   6,280                7,474

Restaurant operating expenses:

   Labor                                        7,187                8,802

   Occupancy and other                          5,783                6,344

General and administrative expenses             1,581                1,803

Depreciation and amortization                   1,685                2,219
                                          -----------          -----------
Total operating expenses                       22,516               26,642
                                          -----------          -----------

OPERATING INCOME                                1,387                1,806

Interest income                                    41                   33

Interest expense                                 (460)                (391)

Other expense, net                                (16)                 (41)
                                          -----------          -----------

INCOME BEFORE INCOME TAXES                        952                1,407

Provision for income taxes                       (366)                (566)
                                          -----------          -----------

NET INCOME                               $        586         $        841
                                          ===========          ===========

Basic net income per share               $        .14         $        .15
                                          ===========          ===========
Shares used in computing
basic net income per share                      4,277                5,575
                                          ===========          ===========

Diluted net income per share             $        .13         $        .14
                                          ===========          ===========

Shares used in computing
diluted net income per share                    4,591                5,872
                                          ===========          ===========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                      Three Months Ended
                                          December 31, 1997 December 31, 1998
OPERATING ACTIVITIES:

Net income                                      $       586       $       841

Adjustments to reconcile net income
to net cash provided by operating activities:

     Depreciation and amortization expenses           1,684             2,219

     Loss on disposal of property                        16                41

     Deferred income taxes                              285               134

     Tax benefits from exercize of stock options         --               160

     Changes in operating assets and liabilities:

       Increase in inventories                         (226)              (52)

       Increase in other assets                        (457)             (308)

       Decrease in accounts payable                  (1,663)             (483)

       Increase in accrued liabilities                1,010               706

       Decrease in accrued rent                         (21)              (27)

       Increase in deferred compensation                 --                95
                                                   --------          --------

Net cash provided by operating activities             1,214             3,326
                                                   --------          --------

INVESTING ACTIVITIES:

Acquisition of property and equipment:

     New restaurant development                      (4,986)           (6,471)

     Existing restaurant additions                     (262)             (681)

Increase in intangible and other assets                (512)             (516)
                                                   --------          --------

Net cash used in investing activities                (5,760)           (7,668)
                                                   --------          --------

FINANCING ACTIVITIES:

Proceeds from long term debt                          3,871             2,650

Repayment of long term debt                          (1,524)           (1,275)

Net proceeds from issuance of common stock              209               542
                                                   --------          --------

Net cash provided by financing activities             2,556             1,917
                                                   --------          --------

Net decrease in cash                                 (1,990)           (2,425)

Cash at beginning of period                           2,345             3,382
                                                   --------          --------

Cash at end of period                           $       355      $        957
                                                   ========          ========

See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.     UNAUDITED CONDENSED FINANCIAL STATEMENTS

       The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 1998 included in the Company's Form 10-K.

2.     NET INCOME PER SHARE

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

       Common stock equivalents of 314,000 and 297,000 shares for the three month periods ended December 31, 1997 and December 31, 1998, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

4.     STOCK REPURCHASE

       In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its outstanding common stock. On December 31, 1998, the Company repurchased 50,000 shares of common stock at $14.50 per share with transaction settled on January 4, 1999.

       Subsequently, on January 22, 1999 and January 29, 1999, the Company repurchased 10,000 shares of common stock each at $14.38 per share and $14.50 per share, respectively, with transactions settled on January 27, 1999 and February 3, 1999, respectively.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

   ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

INTRODUCTION

       The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends" and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set forth below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.


QUARTERLY RESULTS

The following table sets forth the percentage of net sales of certain items included in the Company's statement of income for the periods indicated. (unaudited)

                                               Three Months Ended
                                        December 31,      December 31,
                                               1997              1998

NET SALES                                    100.0%            100.0%
                                             -----             -----

COST AND EXPENSES:

  Cost of sales                               26.3%             26.3%

  Restaurant operating expenses:

    Labor                                     30.1%             30.9%

    Occupancy and other                       24.2%             22.3%

  General and administrative expenses          6.6%              6.3%

  Depreciation and amortization expenses       7.0%              7.8%
                                             -----             -----

  Total operating expenses                    94.2%             93.6%
                                             -----             -----

OPERATING INCOME                               5.8%              6.4%

  Interest income                              0.2%               .1%

  Interest expense                            (1.9%)            (1.4%)

  Other expense, net                           (.1%)             (.1%)
                                             -----             -----

INCOME BEFORE INCOME TAXES                     4.0%              5.0%

Provision for income taxes                    (1.5%)            (2.0%)
                                             -----             -----

NET INCOME                                     2.5%              3.0%
                                             =====             =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

       NET SALES. Net sales for the three months ended December 31, 1998 increased 18.8% to $28.4 million from $23.9 million for the comparable 1997 period. This increase was primarily due to the opening of seven restaurants since the comparable 1997 period and the increase in comparable restaurant sales of 5.3%.

       COST OF SALES. Cost of sales for the three months ended December 31, 1998 increased 19.0% to $7.5 million from $6.3 million for the comparable 1997 period. As a percentage of net sales, cost of sales were 26.3%, which approximated the comparable 1997 period.

       LABOR EXPENSE. Labor expense for the three months ended December 31, 1998 increased 22.2% to $8.8 million from $7.2 million for the comparable 1997 period. This increase was due to the seven restaurants opened since the comparable 1997 period. As a percentage of net sales, the labor expense increased 0.8% from 30.1% in the comparable 1997 period due to an increase in the California minimum wage effective March 1, 1998, and the addition of seven new restaurants which utilized higher than historical labor hours.

       OCCUPANCY AND OTHER OPERATING COSTS. Occupancy and other operating costs for the three months ended December 31, 1998 increased 8.6% to $6.3 million from $5.8 million for the comparable 1997 period. This was due to the addition of seven new restaurants. Occupancy and other operating costs as a percentage of net sales decreased to 22.3% from 24.2% for the comparable 1997 period. This was due to lower occupancy costs associated with more favorable rents in newer stores, higher sales volume and lower supplies expenses.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 1998 increased 12.5% to $1.8 million from $1.6 million for the comparable 1997 period. This increase was due to personnel, training and relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses decreased 0.3% to 6.3% from 6.6% for the comparable 1997 period.

       DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the three months ended December 31, 1998 increased 29.4% to $2.2 million from $1.7 million for the comparable 1997 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization expense as a percentage of net sales was 7.8%, up from 7.0% for the comparable 1997 period due to amortization of pre-opening costs for restaurants opened late in fiscal 1998.

       INTEREST INCOME. Interest income for the three months ended December 31, 1998 decreased 19.5% to $33,000 from $41,000 for the comparable 1997 period. The decrease in interest income was primarily due to a reduction in accounts payable.

       INTEREST EXPENSE. Interest expense for the three months ended December 31, 1998 decreased 20.0% to $0.4 million from $0.5 million for the comparable 1997 period. Interest expenses decreased due to the pay down of debt since the comparable 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

       The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the three months ended December 31, 1998, the Company generated $3.3 million in cash flow from operating activities, received $2.7 million from bank debt and mortgage financing (with repayments of $1.3 million), and an additional $0.5 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan. The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land and/or buildings when favorable conditions are available. The Company currently owns the land and buildings for 23 restaurants, including the land for certain sites the Company expects to open in fiscal 2000. During the first three months of fiscal 1999, the Company opened one restaurant. Capital expenditures totalled $7.2 million during the first three months of fiscal 1999 and $5.2 million for the comparable period in fiscal 1998. As of December 31, 1998 the Company operated 58 salad buffet restaurants and one small quick service restaurant.

       The cash investment to open the one restaurant during the three month period ending December 31, 1998 was $3.0 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the one restaurant opened was $0.2 million. The Company has signed five leases and purchased eight sites to be opened in fiscal 1999. In addition, the Company has signed one lease to be opened in fiscal 2000. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1999 of $31.4 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1999 for capital improvements at existing sites. See "Business Risks - Expansion Risks."

       The Company will need to rely on funds generated from operations to finance a portion of the expansion currently planned for fiscal 1999, as well as any expansion taking place after fiscal 1999. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all. See "Business Risk - Capital Requirements."

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

       As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. At December 31, 1998, total deferred pre-opening costs were $1.2 million. For the three months ended December 31, 1997 and December 31, 1998, pre-opening expense amortization was approximately $0.3 million and $0.6 million, respectively. The Company has determined it will adopt SOP 98-5 in fiscal 2000. Upon adoption, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

       While total cash flows are unaffected by this change, pre-opening costs previously reported as cash used in investing activities will be reported as a component of net cash provided by operating activities.

BUSINESS RISKS

       The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10-K. In addition to other information in this form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

       In fiscal 1997 and 1998, respectively, the Company experienced an increase of 4.7% and an increase of 7.5% in comparable restaurant sales. In the first three months of fiscal 1998 and 1999, respectively, the Company's comparable restaurant sales increased by 9.8% and 5.3%, respectively. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales is indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

EXPANSION RISKS

       The Company opened eight salad buffet restaurants in fiscal 1998 and has opened one restaurant to date in fiscal 1999, all of which are in new regions (Pacific Northwest, Houston, Atlanta, Utah and Las Vegas). The Company currently intends to open 14 additional restaurants in fiscal 1999. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital requirements, required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

COST SENSITIVITY

       The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs, rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes relatively favorable inflation rates and part-time labor supplies in its principal market areas have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

MINIMUM WAGE

       The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage. While the Company has managed to absorb the increases to date without reduction in profitability there can be no assurance that the Company will be able to do so in the future.

IMPORTANCE OF KEY EMPLOYEES

       The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its four executive officers, Michael P. Mack, David W. Qualls, R. Gregory Keller and Kenneth J. Keane. The loss of any of these four individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees.

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

THE COMPANY'S STATE OF READINESS. The Company is addressing the year 2000 issue, including efforts relating to IT Systems and embedded chip equipment used within the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, is year 2000 compliant; however, certain third party software will require updates or replacement, which are scheduled for implementation during the first quarter of 1999. The Company completed its review of embedded chip equipment and has concluded that additional verification is required and will be year 2000 compliant by mid-1999.

       The Company's operations are also dependent on the year 2000 readiness of third parties who do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power and water and banking services. Although the Company has not been put on notice that any known third party problem will not be resolved, the Company has limited information and no assurance of the year 2000 readiness of third parties.

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

       The Company presently believes that the most reasonably likely worst case scenarios that the Company might confront with respect to year 2000 issues have to do with a decline in business due to consumer preoccupation with media and news reports of actual or anticipated events and actual events over which the Company has no control, including, but not limited to, power failure, disruption of water and telephone service, or problems experienced by other companies without any connection to the Company. If the Company experiences loss of power or similar services in any affected geographic area, the Company would be forced to temporarily close stores.

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

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

       Twenty-eight of the Company's 58 existing salad buffet restaurants are located in California, and twelve are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

VOLATILITY OF STOCK PRICE

       The market price of the Company's common stock has fluctuated since the initial public offering of its common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, daily transactional volume, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

     ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                Not Applicable

                         PART II - OTHER INFORMATION


Item 1.       Legal Proceedings

                    The Company is from time to time the subject of
              complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is also the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business.

Item 2.       Changes in Securities                               Not Applicable

Item 3.       Default upon Senior Securities                      Not Applicable

Item 4.       Submission of Matters to a Vote of Security
              Holders                                             Not Applicable

Item 5.       Other Information                                   Not Applicable

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    The Exhibits required by Item 6(a) of this report are listed in the Exhibit Index on page 17 herewith.

              (b)   Report on Form 8-K:

                    No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   February 5, 1999

                           GARDEN FRESH RESTAURANT CORP.
                           (Registrant)


                           /s/ Michael P. Mack
                           Michael P. Mack
                           Chief Executive Officer/President
                           (Principal Executive Officer)


                           /s/ David W. Qualls
                           David W. Qualls
                           Chief Financial Officer
                           (Principal Accounting and Financial
                           Officer)

                                EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION                                            Page Number


3.1  *        Restated Certificate of Incorporation of Garden Fresh
              Restaurant Corp.

3.2  **       Bylaws of Garden Fresh Restaurant Corp., as amended.            --

10.1 **       Form of Indemnity Agreement for executive officers and
              directors.                                                      --

10.2 **       The Company's Restaurant Management Stock Option Plan, as
              amended.                                                        --

10.3 **       The Company's Key Employee Stock Option Plan, as amended.       --

10.4 **       The Company's 1995 Outside Director Stock Option Plan.          --

10.5 **       The Company's 1995 Key Employee Stock Option Plan, as
              amended.                                                        --

10.6 ***      Form of Executive Employment Agreement                          --

10.7 ***      Wells Fargo Bank Revolving Line of Credit Note                  --

10.8 ****     The Company's 1998 Stock Option Plan                            --

10.9 ****     The Company's Variable Deferred Compensation Plan for
              Executives                                                      --

10.13**       Park Terrace Office Park lease between the Company and Park
              Terrace Partners dated November 1, 1991                         --

10.14*****    Indemnification Agreement between the Company and David
              Qualls dated April 28,1998.                                     --

27.1          Financial Data Schedule                                         --


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

*** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10-Q filed with the SEC on February 13, 1998.

**** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10-Q filed with the SEC on April 28, 1998.

***** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.