Form 10-Q
period 1999-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 1999-05-14
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q
(Mark One)

/ X / 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          ACT OF 1934

          For quarterly period ended March 31, 1999

                                      OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ______________________ to
          ______________________.

                        Commission file number 0-25886

                         GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

  Delaware                                                 33-0028786
(State or other jurisdiction of incorporation							(I.R.S. Employee
or organization                                            Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (619) 675-1600
_______________________________________________________________________________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, $.01 par value, outstanding as of May 5, 1999 was 5,580,955. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                          PAGE

PART I:	FINANCIAL INFORMATION

         Item 1:  Unaudited Condensed Financial Statements

                  Condensed Balance Sheet at September 30, 1998 and
                  March 31, 1999                                            3

                  Condensed Statement of Income for the three and six
                  months ended March 31, 1998 and March 31, 1999            4

                  Condensed Statement of Cash Flows for the six
                  months ended March 31, 1998 and March 31, 1999            5

                  Notes to Unaudited Condensed Financial Statements         6

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7

         Item 3:  Quantitative and Qualitative Disclosures About
                  Market Risk                                              15


PART II:	OTHER INFORMATION

         Item 1:  Legal Proceedings                                        16
         Item 2:  Changes in Securities and Use of Proceeds                16
         Item 3:  Defaults Upon Senior Securities                          16
         Item 4:  Submission of Matters to a Vote of Security Holders      16
         Item 5:  Other Information                                        16
         Item 6:  Exhibits and Reports on Form 8-K                         16

GARDEN FRESH RESTAURANT CORP
Condensed Balance Sheet
(Dollars in thousands)

                                       September 30, 1998        March 31, 1999
                                                                 (Unaudited)
Assets

  Cash and cash equivalents                 $       3,382         $      1,607
  Inventories                                       3,579                3,843
  Other current assets                                660                1,566
  Deferred income taxes                               376                  318
                                               ----------            ---------

  Total current assets                              7,997                7,334

Property and equipment, net                        74,601               84,747
Intangible and other assets                         2,334                2,582
                                               ----------            ---------

Total assets                                $      84,932         $     94,663
                                               ==========            =========

Liabilities and Shareholders' Equity

Accounts payable                            $       3,657         $      4,505
Current portion of long-term debt                   5,712               10,221
Accrued liabilities                                 5,081                7,796
                                               ----------            ---------

       Total current liabilities                   14,450               22,522

Accrued rent                                        1,292                1,235
Deferred income taxes                                 618                1,104
Deferred compensation                                 171                  325
Long term debt, net of current portion              9,154                8,193

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1998
   and March 31, 1999; 5,544,217 and
   5,532,139 issued and outstanding at
   September 30, 1998 and March 31, 1999,
   respectively                                        56                   55
   Paid in capital                                 58,542               58,071
   Retained Earnings                                  649                3,331
   Treasury stock, at cost                              -                 (173)
                                               ----------            ---------

        Total shareholders' equity                 59,247               61,284
                                               ----------            ---------

Total liabilities and shareholders' equity  $      84,932         $     94,663
                                               ==========            =========


See notes to unaudited condensed financial statements.

CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended                        Six Months Ended
                                            March 31,            March 31,          March 31,            March 31,
                                                 1998                 1999               1998                 1999

NET SALES                                $     27,836         $     32,900       $     51,739         $     61,348
                                          -----------          -----------        -----------          -----------
Costs and expenses:
Cost of sales                                   7,125                8,423             13,406               15,897
Restaurant operating expenses:
   Labor                                        8,058                9,807             15,245               18,609
   Occupancy and other expenses                 6,221                6,846             12,003               13,190
General and administrative expenses             1,901                2,136              3,483                3,939
Depreciation and amortization expenses          1,779                2,243              3,463                4,462
                                          -----------          -----------        -----------          -----------
Total costs and expenses                       25,084               29,455             47,600               56,097
                                          -----------          -----------        -----------          -----------

Operating income                                2,752                3,445              4,139                5,251

   Interest income                                 15                   24                 56                   57
   Interest expense                              (558)                (435)            (1,018)                (826)
   Other expense, net                             (39)                 (26)               (55)                 (67)
                                          -----------          -----------        -----------          -----------

INCOME BEFORE INCOME TAXES                      2,170                3,008              3,122                4,415

Provision for income taxes                       (852)              (1,167)            (1,218)              (1,733)
                                          -----------          -----------        -----------          -----------

NET INCOME                               $      1,318         $      1,841       $      1,904         $      2,682
                                          ===========          ===========        ===========          ===========

Basic net income per share               $       0.31         $        .33       $        .44         $        .48
                                          ===========          ===========        ===========          ===========
Shares used in computing
basic net income per share                      4,304                5,555              4,298                5,565
                                          ===========          ===========        ===========          ===========

Diluted net income per share             $        .28         $        .32       $        .41         $        .46
                                          ===========          ===========        ===========          ===========

Shares used in computing
diluted net income per share                    4,673                5,817              4,633                5,845
                                          ===========          ===========        ===========          ===========


See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                        Six Months Ended
                                             March 31, 1998    March 31, 1999
OPERATING ACTIVITIES:
Net income                                      $     1,904       $     2,682
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization expenses           3,463             4,462
     Loss on disposal of property                        55                75
     Deferred income taxes                              342               544
     Tax benefits from exercise of stock options         29               348
     Changes in operating assets and liabilities:
       Increase in inventories                         (359)             (264)
       Increase in other assets                      (1,336)             (906)
       Increase (decrease) in accounts payable       (1,289)              848
       Increase in accrued liabilities                2,647             2,542
       Decrease in accrued rent                         (50)              (57)
       (Decrease) increase in deferred
       compensation                                    (326)              154
                                                   --------          --------

Net cash provided by operating activities       $     5,080       $    10,428
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                      (9,361)          (12,413)
     Existing restaurant additions                     (600)           (1,127)
     Increase in intangible and other assets         (1,020)           (1,391)
                                                   --------          --------
Net cash used in investing activities               (10,981)          (14,931)
                                                   --------          --------

FINANCING ACTIVITIES:
Proceeds from long-term debt                          8,339             6,772
Repayment of long-term debt                          (2,661)           (3,224)
Net proceeds from issuance of common stock              466               914
Repurchase of common stock                                -            (1,734)
                                                   --------          --------

Net cash provided by financing activities             6,144             2,728
                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                             243            (1,775)

Cash at beginning of period                           2,345             3,382
                                                   --------          --------

Cash at end of period                           $     2,588      $      1,607
                                                   ========          ========

See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

   The accompanying condensed financial statements have been prepared by the Company without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for fiscal year ended September 30, 1998 included in the Company's Form 10-K.

2. NET INCOME PER SHARE

   Basic net income per share is computed based on the weighted average of common outstanding during the period. Diluted net income per share is computed on the weighted average number of common shares and common stock equivalents, which includes options under the Company's stock option plans computed using the treasury stock method and common shares expected to be issued under the Company's Employee Stock Purchase Plan.

   Potential common stock of 369,000 and 262,000 shares for the three month periods ended March 31, 1998 and 1999, respectively, and 335,000 and 280,000 shares for the six month periods ended March 31, 1998 and 1999, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

4. STOCK REPURCHASE

   In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its outstanding common stock. To date the Company has repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,907,000. The Company has retired 120,000 shares of the total common stock repurchased for a total of $1,734,000.


GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA


      ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

   The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "planned," "budgeted," and "seeks," are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, and year 2000 compliance efforts are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales certain items included in the Company's statement of income for the periods indicated. (Unaudited)



                                               Three Months Ended                  Six Months Ended
                                           March 31,         March 31,        March 31,         March 31,
                                               1998              1999             1998              1999

NET SALES                                    100.0%            100.0%           100.0%            100.0%
                                             -----             -----            -----             -----
COST AND EXPENSES:
  Cost of sales                               25.6%             25.6%            25.9%             25.9%
  Restaurant operating expenses:
    Labor                                     28.9%             29.8%            29.5%             30.3%
    Occupancy and other                       22.4%             20.8%            23.2%             21.5%
  General and administrative expenses          6.8%              6.5%             6.7%              6.4%
  Depreciation and amortization                6.4%              6.8%             6.7%              7.3%
                                             -----             -----            -----             -----
  Total costs and expenses                    90.1%             89.5%            92.0%             91.4%
                                             -----             -----            -----             -----
OPERATING INCOME                               9.9%             10.5%             8.0%              8.6%
  Interest income                              0.1%              0.0%             0.1%              0.1%
  Interest expense                            (2.1%)            (1.3%)           (2.0%)            (1.4%)
  Other expense, net                          (0.1%)            (0.1%)           (0.1%)            (0.1%)
                                             -----             -----            -----             -----
INCOME BEFORE INCOME TAXES                     7.8%              9.1%             6.0%              7.2%
Provision for income taxes                    (3.1%)            (3.5%)           (2.3%)            (2.8%)
                                             -----             -----            -----             -----
NET INCOME                                     4.7%              5.6%             3.7%              4.4%
                                             =====             =====            =====             =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      NET SALES. Net sales for the three months ended March 31, 1999 increased 18.3% to $32.9 million from $27.8 million for the comparable 1998 period. This increase was primarily due to the opening of nine restaurants since the comparable 1998 period and the increase in comparable restaurant sales of 5.3%.

      COST OF SALES. Cost of sales for the three months ended March 31, 1999 increased 18.3% to $8.4 million from $7.1 million for the comparable 1998 period. This increase was due to the addition of nine restaurants since the comparable 1998 period. As a percentage of net sales, cost of sales were 25.6%, which approximated the comparable 1998 period.

      LABOR EXPENSE. Labor expense for the three months ended March 31, 1999 increased 21.0% to $9.8 million from $8.1 million for the comparable 1998 period. This increase was due to nine restaurants opened since the comparable 1998 period. As a percentage of net sales, the labor expense increased .9% to 29.8% from 28.9% in the comparable 1998 period. Of the percentage increase,
 .6% was due to increases in the average hourly wage rate, with .3% of the increase due to the addition of new restaurants, which utilized higher than historical labor hours.

      OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the three months ended March 31, 1999 increased 9.7% to $6.8 million from $6.2 million for the comparable 1998 period. This was due primarily to the addition of nine new restaurants. Occupancy and other operating costs as a percentage of net sales decreased 1.6% to 20.8% from 22.4% for the comparable 1998 period. This was due to an increase of restaurant sites owned by the Company, which have lower occupancy costs than restaurant sites leased by the Company of .9%, lower marketing expense of .3%, uniform expense of .1%, and maintenance and repair expense of .3%.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 1999 increased 10.5% to $2.1 million from $1.9 million for the comparable 1998 period. This increase was due to personnel, training and relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses decreased .3% to 6.5% from 6.8% for the comparable 1998 period.

      DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the three months ended March 31, 1999 increased 22.2% to $2.2 million from $1.8 million for the comparable 1998 period. This increase was due to depreciation and amortization for the new restaurants opened since the comparable 1998 period. Depreciation and amortization expense as a percentage of net sales increased .4% to 6.8%, from 6.4% for the comparable 1998 primarily due to amortization of startup expense associated with the nine restaurants opened since the 1998 period.

      INTEREST INCOME. Interest income for the three months ended March 31, 1999 increased 60.0% to $24,000 from $15,000 for the comparable 1998 period. The increase in interest income was due to an increase in cash from operating activities.

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 decreased 33% to $.4 million from $.6 million for the comparable 1998 period. Interest expenses decreased due to a reduction of debt since the comparable 1998 period.


SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

      NET SALES. Net sales for the six months ended March 31, 1999 increased 18.6% to $61.3 million from $51.7 million for the comparable 1998 period. This increase was primarily due to the opening of nine restaurants since the comparable 1998 period and the increase in comparable restaurant sales of 5.3%.

      COST OF SALES. Cost of sales for the six months ended March 31, 1999 increased 18.7% to $15.9 million from $13.4 million for the comparable 1998 period. This increase was due to the addition of nine restaurants since the comparable 1998 period. As a percentage of net sales, cost of sales were 25.9%, which approximated the comparable 1998 period.

       LABOR EXPENSE. Labor expense for the six months ended March 31, 1999 increased 22.4% to $18.6 million from $15.2 million for the comparable 1998 period. This increase was due to wage increases totaling 10.0% and the nine restaurants opened since the comparable 1998 period totaling 12.4%. As a percentage of net sales, the labor expense increased .8% to 30.3% from 29.5% in the comparable 1998 period due to an increase in wages.

      OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the six months ended March 31, 1999 increased 10.0% to $13.2 million from $12.0 million for the comparable 1998 period. This was due to the addition of nine new restaurants. Occupancy and other operating costs as a percentage of net sales decreased 1.7% to 21.5% from 23.2% for the comparable 1998 period. This was due to an increase of restaurant sites owned by the Company which have lower occupancy costs than restaurant sites leased by the Company of 1.0%, lower marketing expense of .2%, supplies expense of .2%, uniform expanses of
 .1%, and maintenance and repair expense of .2%.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended March 31, 1999 increased 11.4% to $3.9 million from $3.5 million for the comparable 1998 period. This was due to a 10.4% increase in personnel and training expense, and a 1.0% increase in relocation costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses decreased .3% to 6.4% from 6.7% for the comparable 1998 period this was due to additional personnel to support stores new stores.

      DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the six months ended March 31, 1999 increased 28.6% to $4.5 million from $3.5 million for the comparable 1998 period. This increase was due to depreciation and amortization for the restaurants opened since the comparable 1998 period. Depreciation and amortization expense as a percentage of net sales increased .6% to 7.3%, from 6.7% for the comparable 1998 primarily due to amortization of startup expense associated with nine restaurants opened since the 1998 period.

      INTEREST INCOME. Interest income for the six months ended March 31, 1999 approximated 1998 at $57,000 and $56,000, respectively.

      INTEREST EXPENSE. Interest expense for the six months ended March 31, 1999 decreased 20% to $.8 million from $1.0 million for the comparable 1998 period. Interest expenses decreased due to pay down of debt since the comparable 1998 period.


LIQUITY AND CAPITAL RESOURCES

      The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the six months ended March 31, 1999, the Company generated $10.4 million from operating activities and received $6.8 million from bank debt and mortgage financing (with repayments of $3.2 million). The Company received $.9 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan, and repurchased 132,000 shares of common stock for $1.9 million. The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 25 restaurants, including the land for certain sites the Company expects to open in fiscal 1999 and 2000. During the first six months of fiscal 1999, the Company opened four owned restaurant sites. Capital expenditures totaled $13.5 million during the first six months of fiscal 1999 and $10.0 million for the comparable period in fiscal 1998. As of March 31, 1999, the Company operated 61 salad buffet restaurants and one small quick service restaurant.

      The cash investment required for the four restaurants opened during the six month period ending March 31, 1999 was $11.4 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the four restaurants opened was $1.0 million. The Company has signed 5 leases, and purchased 6 sites planned to open in fiscal 1999. In addition, the Company has opened 5 escrows for sites planned to open in fiscal 2000. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1999 of $31.4 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1999 for capital improvements at existing sites. SEE "BUSINESS RISKS - EXPANSION RISKS."

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

IMPACT OF INFLATION

      The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. The Company does not believe that inflation has materially affected earnings during the past three years. Substantial increased in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to guests.

NEW ACCOUNTING STANDARD

      In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." This SOP requires that the costs of start-up activities, which are inclusive of pre-opening costs, should be expensed as incurred. This new accounting standard is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. Restatement of previously issued financial statements is not permitted.

      As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. Total costs reflected in the March 31, 1999 balance were $1.6 million. The Company has determined it will adopt SOP 98-5 in fiscal 2000. Upon adoption, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

While total cash flows are unaffected by this change, pre-opening costs previously reported as cash used in the investing activities will be reported as a component of net cash provided by operating activities.

BUSINESS RISKS

      The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10-K. In addition to other information in this form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

      In fiscal 1997 and 1998, respectively, the Company experienced an increase of 4.7% and an increase of 7.5% in comparable restaurant sales. In the first six months of fiscal 1998 and 1999, respectively, the Company's comparable restaurant sales increased by 7.6% and 5.3%, respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater quest volume. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

EXPANSION RISKS

      The Company opened eight salad buffet restaurants in fiscal 1998 and has opened four restaurants to date in fiscal 1999, all of which are in newer regions (Pacific Northwest, Houston, Atlanta, Utah, Las Vegas and Jacksonville, Florida). The Company currently intends to open eight additional restaurants in fiscal 1999. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital requirements, required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. Tha Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

      Since its inception the Company has closed three non-performing salad buffet restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company's business, financial condition and results of operations.

RESTAURANT INDUSTRY AND COMPETITION

      The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-priced, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors have been in existence longer than the Company, have more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

CAPITAL REQUIREMENTS

      In addition to funds generated from operations and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 1999 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

COST SENSITIVITY

      The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning provisions in the Company's leases, and the availability of experience management and hourly employees may also adversely affect the Company. The Company believes relatively favorable inflation rates and part-time labor supplies in its principal market areas have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

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

The Company's State of Readiness. The Company is addressing the year 2000 issue, including efforts relating to IT systems and embedded chip equipment used with the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, is year 2000 compliant; third party software critical to the Company's operation was upgraded as scheduled during the first calendar quarter of 1999. Remaining third party software, consisting of word processing, spreadsheet and personal computer operating systems, will be upgraded, as the updates become available from the vendors. The Company plans for these to be completed during the third calendar quarter of 1999. The Company has completed its review of embedded chip equipment and will be year 2000 compliant by mid-1999.

      The Company's operations are also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power, water and banking services. Although the Company has not been put on notice that any known third party problem will not be resolved; the Company has limited information and no assurance of the year 2000 readiness of third parties. The Company has however sent questions to its major suppliers requesting status as to state of readiness for year 2000. To date, none of the responses received have indicated any material weaknesses.

      The Company has used and continues to use internal resources to identify, correct, upgrade or replace and test internally deployed IT Systems and embedded chip equipment for year 2000 compliance.

COSTS. The Company did not incur significant costs to enable its proprietary accounting and management information software, and the hardware upon which it runs, to be year 2000 compliant. The Company believes that the cost of modifying the standard, non- proprietary software will be borne by the licensors, and accordingly does not believe it will incur significant costs with respect to such year 2000 compliance. Aggregate costs for year 2000 issues have been and are estimated to be below $25,000 and are being expensed as incurred.

RISKS. The Company intends and expects to implement the changes necessary to address the year 2000 issue for IT Systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to impose significant operational problems for the Company's IT Systems and embedded chip equipment so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements are not completed timely, or if the Company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse impact on the Company's business, financial condition and results of operations.

      The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Similarly there can be no assurance that the Company can timely mitigate its risks to a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material adverse impact on the Company's business, financial condition and results of operations.

      The Company's estimates of the cost of achieving year 2000 compliance and the date by which year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates.

      The Company presently believes that the most reasonably likely worst cast scenarios that the Company might confront with respect to year 2000 issues have to do with a decline in business due to consumer preoccupation with media and news reports of actual or anticipated events and actual events over which the Company has no control, including, but not limited to, failure of power, water and telephone service, or problems experienced by other companies without any connection to the Company. If the Company experiences loss of power or similar services in any affected geographic area, the Company would be forced to temporarily close stores.

CONTINGENCY PLANS. The Company has a small number of suppliers who provide the majority of the Company's inventory, including fresh produce and grocery staples. The Company believes these suppliers are or will be year 2000 compliant by June of 1999. As part of the Company's normal contingency planning, it has identified alternative suppliers. However, there can be no assurance that there will be no disruption of supply resulting in the Company's inability to maintain operations. In the event that the parties from whom the Company licenses software do not achieve year 2000 compliance in a timely manner, the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software, without significant cost. Additionally, in the event the Company needs to replace equipment that uses embedded systems, the Company believes it can do so without significant cost.

SEASONALITY AND QUARTERLY FLUCTUATIONS

      The Company's business experiences seasonal fluctuations, as a disproportionate amount of the Company' net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

      Twenty-eight of the Company's sixty-one existing salad buffet restaurants are located in California, and thirteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not Applicable

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. The Company is also the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company's financial position. Nevertheless, future lawsuits or claims could result in an adverse decision against the Company that could adversely affect the Company or its business. Additionally, adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable.

Item 2. Changes in Securities                                   Not Applicable

Item 3. Default Upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders     Not Applicable

Item 5. Other Information                                       Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            The Exhibits required by Item 6(a) of the report are listed in the
            Exhibit Index on page 18 herewith.

        (b) Report on Form 8-K:

            The Company filed Form 8-K on February 26, 1999 to replace PricewaterhouseCoopers LLP as its independent accountants.

            The Company filed Form 8-K on March 5, 1999 to engage KPMG LLP as its independent accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:   May 14, 1999
                            GARDEN FRESH RESTAURANT CORP.
                            (Registrant)


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

10.9 ****    The Company's Variable Deferred Compensation Plan for Executives

10.13** Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991

10.14*****  Indemnification Agreement between the Company and David Qualls,
            Greg Keller, and Michael Mack dated April 28, 1998.

27.1		Financial Data Schedule


________________________

* Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.

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