Form 10-Q
period 1999-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1999-08-13
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                  FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

          For quarterly period ended June 30, 1999

                                      OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _______ to ______.

                        Commission file number 0-25886

                        GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

  Delaware                                                 33-0028786
(State or other jurisdiction of incorporation              (I.R.S. Employee
 or organization                                           Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (619) 675-1600
______________________________________________________________________________

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


The number of shares of Common Stock, $.01 par value, outstanding as of August 6, 1999 was 5,605,675. There are no other classes of common stock.

                        GARDEN FRESH RESTAURANT CORP.
                                  FORM 10-Q

                                    INDEX

                                                                          PAGE

PART I:	FINANCIAL INFORMATION

    Item 1:  Unaudited Condensed Financial Statements

             Condensed Balance Sheet at September 30, 1998 and
             June 30, 1999                                                   3

             Condensed Statement of Income for the three and nine months
             ended June 30, 1998 and June 30, 1999                           4

             Condensed Statement of Cash Flows for the nine months
             ended June 30, 1998 and June 30, 1999                           5

             Notes to Unaudited Condensed Financial Statements               6

    Item 2:  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7

    Item 3:  Quantitative and Qualitative Disclosures About Market Risk     15


PART II:	OTHER INFORMATION

    Item 1:  Legal Proceedings                                              16
    Item 2:  Changes in Securities                                          16
    Item 3:  Defaults Upon Senior Securities                                16
    Item 4:  Submission of Matters to a Vote of Security Holders            16
    Item 5:  Other Information                                              16
    Item 6:  Exhibits and Reports on Form 8-K                               16

GARDEN FRESH RESTAURANT CORP.
Condensed Balance Sheet
(Dollars in thousands)

                                       September 30, 1998        June 30, 1999
                                                                 (Unaudited)
Assets

  Cash and cash equivalents                 $       3,382         $      1,150
  Inventories                                       3,579                3,868
  Other current assets                                660                2,303
  Deferred income taxes                               376                  427
                                               ----------            ---------

  Total current assets                              7,997                7,748

Property and equipment, net                        74,601               94,190
Intangible and other assets                         2,334                2,436
                                               ----------            ---------

Total assets                                $      84,932         $    104,374
                                               ==========            =========

Liabilities and Shareholders' Equity

Accounts payable                            $       3,657         $      5,462
Bank line of credit                                     -                3,355
Current portion of long-term debt                   5,712                6,003
Accrued liabilities                                 5,081                8,069
                                               ----------            ---------

       Total current liabilities                   14,450               22,889

Accrued rent                                        1,292                1,206
Deferred income taxes                                 618                1,184
Deferred compensation                                 171                  373
Long term debt, net of current portion              9,154               14,659

Shareholders' equity:

   Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1998
   and June 30, 1999; 5,544,217 and
   5,580,208 issued and outstanding at
   September 30, 1998 and June 30, 1999,
   respectively                                        56                   56
   Paid-in capital                                 58,542               58,621
   Retained Earnings                                  649                5,386
                                               ----------            ---------

        Total shareholders' equity                 59,247               64,063
                                               ----------            ---------

Total liabilities and shareholders' equity  $      84,932         $    104,374
                                               ==========            =========


See notes to unaudited condensed financial statements.

GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF INCOME
(In thousands, except per share amounts)
(Unaudited)

                                                Three Months Ended                       Nine Months Ended
                                             June 30,             June 30,           June 30,             June 30,
                                                 1998                 1999               1998                 1999

NET SALES                                $     28,030         $     34,055       $     79,769         $     95,403
                                          -----------          -----------        -----------          -----------
Costs and expenses:
  Cost of sales                                 7,255                8,650             20,661               24,547
  Restaurant operating expenses:
     Labor                                      8,174               10,236             23,419               28,845
     Occupancy and other expenses               6,035                6,944             18,038               20,134
  General and administrative expenses           1,596                1,894              5,079                5,833
  Depreciation and amortization expenses        1,773                2,465              5,236                6,927
                                          -----------          -----------        -----------          -----------
Total costs and expenses                       24,833               30,189             72,433               86,286
                                          -----------          -----------        -----------          -----------

Operating income                                3,197                3,866              7,336                9,117

   Interest income                                 37                   14                 93                   71
   Interest expense                              (485)                (456)            (1,503)              (1,282)
   Other expense, net                             (31)                 (55)               (86)                (122)
                                          -----------          -----------        -----------          -----------

INCOME BEFORE INCOME TAXES                      2,718                3,369              5,840                7,784

Provision for income taxes                     (1,068)              (1,314)            (2,286)              (3,047)
                                          -----------          -----------        -----------          -----------

NET INCOME                               $      1,650         $      2,055       $      3,554         $      4,737
                                          ===========          ===========        ===========          ===========

Basic net income per share               $       0.34         $       0.37       $       0.79         $       0.85
                                          ===========          ===========        ===========          ===========
Shares used in computing
basic net income per share                      4,795                5,558              4,478                5,587
                                          ===========          ===========        ===========          ===========

Diluted net income per share             $       0.32         $       0.35       $       0.73         $       0.81
                                          ===========          ===========        ===========          ===========

Shares used in computing
diluted net income per share                    5,204                5,880              4,846                5,881
                                          ===========          ===========        ===========          ===========


See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                       Nine Months Ended
                                              June 30, 1998     June 30, 1999
OPERATING ACTIVITIES:
Net income                                      $     3,554       $     4,737
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization expenses           5,236             6,927
     Loss on disposal of property                        86               130
     Provision for deferred income taxes                683               515
     Tax benefits from exercise of stock options          -               561
     Changes in operating assets and liabilities:
       Increase in inventories                         (321)             (289)
       Increase in other assets                      (2,317)           (1,643)
       Increase (decrease) in accounts payable         (994)            1,805
       Increase in accrued liabilities                2,699             2,988
       Decrease in accrued rent                         (77)              (86)
       Increase in deferred compensation                122               202
                                                   --------          --------

Net cash provided by operating activities       $     8,671       $    15,847
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                     (15,446)          (22,962)
     Existing restaurant additions                   (1,670)           (1,856)
     Increase in intangible and other assets         (1,456)           (1,930)
                                                   --------          --------
Net cash used in investing activities               (18,572)          (26,748)
                                                   --------          --------

FINANCING ACTIVITIES:
Changes in line of credit                                 -             3,355
Proceeds from long-term debt                          3,839            10,310
Repayment of long-term debt                          (4,189)           (4,514)
Net proceeds from issuance of common stock           19,413             1,425
Repurchase of common stock                                -            (1,907)
                                                   --------          --------

Net cash provided by financing activities            19,063             8,669
                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                           9,162            (2,232)

Cash at beginning of period                           2,345             3,382
                                                   --------          --------

Cash at end of period                           $    11,507      $      1,150
                                                   ========          ========

See notes to unaudited condensed financial statements.


GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

   The accompanying condensed financial statements have been prepared by Garden Fresh Restaurant Corp. (the "Company") without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for fiscal year ended September 30, 1998 included in the Company's Form 10-K.

2. NET INCOME PER SHARE

   Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the weighted average number of common shares and potential common shares, which includes options under the Company's stock option plans computed using the treasury stock method and common shares expected to be issued under the Company's Employee Stock Purchase Plan.

   Potential issuances of common stock of 409,000 and 322,000 shares for the three month periods ended June 30, 1998 and 1999, respectively, and 368,000 and 294,000 shares for the nine month periods ended June 30, 1998 and 1999, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

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

4. STOCK REPURCHASE

   In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its outstanding common stock. To date the Company has repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,907,000. All shares repurchased have been retired.


GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA


      ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

INTRODUCTION

    The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "planned," "budgeted," and "seeks," are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, budgeted capital expenditures and year 2000 compliance efforts are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales certain items included in the Company's statement of income for the periods indicated. (Unaudited)



                                               Three Months Ended                 Nine Months Ended
                                            June 30,          June 30,         June 30,          June 30,
                                               1998              1999             1998              1999

NET SALES                                    100.0%            100.0%           100.0%            100.0%
                                             -----             -----            -----             -----
COST AND EXPENSES:
  Cost of sales                               25.9%             25.4%            25.9%             25.7%
  Restaurant operating expenses:
    Labor                                     29.2%             30.0%            29.3%             30.2%
    Occupancy and other expenses              21.5%             20.4%            22.6%             21.1%
  General and administrative expenses          5.7%              5.6%             6.4%              6.1%
  Depreciation and amortization                6.3%              7.2%             6.6%              7.3%
                                             -----             -----            -----             -----
  Total costs and expenses                    88.6%             88.6%            90.8%             90.4%
                                             -----             -----            -----             -----
OPERATING INCOME                              11.4%             11.4%             9.2%              9.6%
  Interest income                              0.1%              0.0%             0.1%              0.0%
  Interest expense                            (1.7%)            (1.3%)           (1.9%)            (1.3%)
  Other expense, net                          (0.1%)            (0.2%)           (0.1%)            (0.1%)
                                             -----             -----            -----             -----
INCOME BEFORE INCOME TAXES                     9.7%              9.9%             7.3%              8.2%
Provision for income taxes                    (3.8%)            (3.9%)           (2.8%)            (3.2%)
                                             -----             -----            -----             -----
NET INCOME                                     5.9%              6.0%             4.5%              5.0%
                                             =====             =====            =====             =====

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    NET SALES. Net sales for the three months ended June 30, 1999 increased 21.8% to $34.1 million from $28.0 million for the comparable 1998 period. This increase was primarily due to the opening of ten restaurants since the comparable 1998 period and the increase in comparable restaurant sales of 3.0%.

    COST OF SALES. Cost of sales for the three months ended June 30, 1999 increased 19.2% to $8.7 million from $7.3 million for the comparable 1998 period. This increase was due to the addition of ten restaurants opened since the comparable 1998 period. As a percentage of net sales, cost of sales decreased to 25.4% from 25.9% since the comparable 1998 period due to contract pricing and menu management.

    LABOR EXPENSE. Labor expense for the three months ended June 30, 1999 increased 24.4% to $10.2 million from $8.2 million for the comparable 1998 period. This increase was due to the addition of ten restaurants opened since the comparable 1998 period. As a percentage of net sales, the labor expense increased .9% to 30.0% from 29.2% in the comparable 1998 period due to an increase in the average hourly wage rate of $.26.

    OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the three months ended June 30, 1999 increased 15% to $6.9 million from $6.0 million for the comparable 1998 period. This was due primarily to the addition of ten new restaurants. Occupancy and other operating costs as a percentage of net sales decreased 1.1% to 20.4% from 21.5% for the comparable 1998 period. This was primarily due to an increase of restaurant sites owned by the Company, which have lower occupancy costs than restaurant sites leased by the Company.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1999 increased 18.8% to $1.9 million from $1.6 million for the comparable 1998 period. 36% of this increase was due to personnel costs and 64% was due to costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses decreased .1% to 5.6% from 5.7% for the comparable 1998 period.

    DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the three months ended June 30, 1999 increased 38.9% to $2.5 million from $1.8 million for the comparable 1998 period. This increase was due equally to depreciation and amortization for the new restaurants opened since the comparable 1998 period. Depreciation and amortization expense as a percentage of net sales increased .9% to 7.2%, from 6.3% for the comparable 1998. Amortization accounted for 48% and depreciation accounted for 52% of the increase due to the addition of ten restaurants opened since the 1998 period.

    INTEREST INCOME. Interest income for the three months ended June 30, 1999 decreased 62% to $14,000 from $37,000 for the comparable 1998 period. The decrease in interest income was due to lower cash invested during the 1999 period.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 approximated the comparable 1998 period at $.5 million.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

    NET SALES. Net sales for the nine months ended June 30, 1999 increased 19.5% to $95.4 million from $79.8 million for the comparable 1998 period. This increase was primarily due to the opening of ten restaurants since the comparable 1998 period and the increase in comparable restaurant sales of 4.5%.

    COST OF SALES. Cost of sales for the nine months ended June 30, 1999 increased 18.4% to $24.5 million from $20.7 million for the comparable 1998 period. This increase was due to the addition of ten restaurants since the comparable 1998 period. As a percentage of net sales, cost of sales decreased to 25.7% from 25.9% since the comparable 1998 period due to contract pricing and menu management.

    LABOR EXPENSE. Labor expense for the nine months ended June 30, 1999 increased 23.1% to $28.8 million from $23.4 million for the comparable 1998
period.   Wage rate increases accounted for 28% of the increase and the increased headcount accounted for 72% resulting from the ten restaurants opened since the comparable 1998 period. As a percentage of net sales, the labor expense increased .9% to 30.2% from 29.3% in the comparable 1998 period due to an increase in wages.

    OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the nine months ended June 30, 1999 increased 11.7% to $20.1 million from $18.0 million for the comparable 1998 period. This was due primarily to the addition of ten new restaurants. Occupancy and other operating costs as a percentage of net sales decreased 1.5% to 21.1% from 22.6% for the comparable 1998 period. This was primarily due to an increase of restaurant sites owned by the Company, which have lower occupancy costs than restaurant sites leased by the Company.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended June 30, 1999 increased 13.7% to $5.8 million from $5.1 million for the comparable 1998 period. This increase was due primarily to personnel related expenses associated with supporting new stores. As a percentage of net sales, general and administrative expenses decreased .3% to 6.1% from 6.4% for the comparable 1998 period.

    DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the nine months ended June 30, 1999 increased 32.7% to $6.9 million from $5.2 million for the comparable 1998 period. 35% of this increase was due to depreciation and 65% was due to amortization for the restaurants opened since the comparable 1998 period. Depreciation and amortization expense as a percentage of net sales increased .7% to 7.3%, from 6.6% for the comparable 1998. Amortization for accounted for 43% and depreciation accounted for 57% for the ten restaurants opened since the 1998 period.

    INTEREST INCOME.   Interest income for the nine months ended June 30, 1999
decrease 23.7% to $71,000 from $93,000 for the comparable 1998 period. The decrease in interest income was due to lower cash invested during the 1999 period.

    INTEREST EXPENSE. Interest expense for the nine months ended June 30, 1999 decreased 13.3% to $1.3 million from $1.5 million for the comparable 1998 period. Interest expenses decreased due to a reduction of debt since the comparable 1998 period.


LIQUITY AND CAPITAL RESOURCES

    The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 1999, the Company generated $15.8 million from operating activities and received $3.4 million under its bank line of credit, and $10.3 million from equipment and mortgage financing (with repayments of $4.5 million). The Company received $1.4 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan, and repurchased 132,000 shares of common stock for $1.9 million. The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 25 restaurants, including the land for certain sites the Company expects to open in fiscal 1999 and 2000. During the first nine months of fiscal 1999, the Company opened five owned restaurant sites.
Capital expenditures totaled $24.8 million during the first nine months of fiscal 1999 and $17.1 million for the comparable period in fiscal 1998. As of June 30, 1999, the Company operated 62 salad buffet restaurants and one small quick service restaurant.

    The cash investment required for the five restaurants opened during the nine month period ending June 30, 1999 was $14.8 million including land and buildings, and excluding pre-opening costs. The pre-opening costs for the five restaurants opened was $1.1 million. The Company has signed 4 leases, and purchased 4 sites planned to open in fiscal 1999. In addition, the Company has opened 5 escrows purchased 1 site, and signed 5 leases for sites planned to open in fiscal 2000. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 1999 of $31.4 million for new restaurant openings, the Company has budgeted $2.4 million in expenditures for fiscal 1999 for capital improvements at existing sites. See "BUSINESS RISKS - EXPANSION RISKS."

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

IMPACT OF INFLATION

    The primary inflationary factors affecting the Company's operations include food and beverage and labor costs. Minimum wage increases have affected earnings during the current fiscal year. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to guests.

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

    As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. Total costs reflected in the June 30, 1999 balance were $1.4 million, net. The Company has not determined whether it will elect early adoption of SOP 98-5 or adopt in fiscal 2000. Upon adoption, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

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

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

    In fiscal 1997 and 1998, respectively, the Company experienced an increase of 4.7% and an increase of 7.5% in comparable restaurant sales. In the first nine months of fiscal 1998 and 1999, respectively, the Company's comparable restaurant sales increased by 7.4% and 4.5%, respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater quest volume. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest. Subsequent to June 30, 1999 the Company increased prices in most of its markets which could result in fewer guests.

EXPANSION RISKS

    The Company opened eight salad buffet restaurants in fiscal 1998 and has opened seven restaurants to date in fiscal 1999, all of which are in newer regions (Pacific Northwest, Houston, Atlanta, Denver, Raleigh, Las Vegas and Jacksonville, Florida). The Company currently intends to open six additional restaurants in fiscal 1999. Subsequent to June 30, 1999 the Company has opened its first Ladles, A Soup and Salad Takery, a new take-out restaurant concept targeted for on-the-go families and busy professionals. The first Ladles is located in a community in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital requirements, required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

MINIMUM WAGE

    The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage. While the Company has managed to absorb the increases to date without reduction to profitability there can be no assurance that the Company will be able to do so in the future.

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

THE COMPANY'S STATE OF READINESS. The Company is addressing the year 2000 issue, including efforts relating to IT systems and embedded chip equipment used with the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, are year 2000 compliant; third party software critical to the Company's operation was upgraded as scheduled during the first calendar quarter of 1999. Remaining third party software, consisting of word processing, spreadsheet and personal computer operating systems, will be upgraded, as the updates become available from the vendors. The Company plans for these to be completed during the third calendar quarter of 1999. The Company has completed its review of embedded chip equipment and is year 2000 compliant.

    The Company's operations are also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power, water and banking services.
The Company has received no information that any third party with which the Company has a business relationship will not be year 2000 ready. However, the Company has limited information and no assurance of the year 2000 readiness of third parties. The Company has however sent questions to its major suppliers requesting status as to state of readiness for year 2000. To date, none of the responses received have indicated any material weaknesses.

    The Company has used and continues to use internal resources to identify, correct, upgrade or replace and test internally deployed IT Systems and embedded chip equipment for year 2000 compliance.

COSTS. The Company did not incur significant costs to enable its proprietary accounting and management information software, and the hardware upon which it runs, to be year 2000 compliant. The Company believes that the cost of modifying the standard, non- proprietary software used by the Company (including spreadsheet, word processing, and database programs) will continue to be borne by the licensors, and accordingly does not believe it will incur significant costs with respect to such year 2000 compliance. Some of these modifications are provided by the licensor without charge, and some of these modifications are included in program updates for which there are charges. Aggregate costs for year 2000 issues have been and are estimated to be below $25,000 and are being expensed as incurred.

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

    The Company presently believes that the most reasonably likely worst cast scenarios that the Company will confront with respect to year 2000 issues have to do with a decline in business due to consumer preoccupation with media and news reports of actual or anticipated events and actual events over which the Company has no control, including, but not limited to, failure of power, water and telephone service, or problems experienced by other companies without any connection to the Company. If the Company experiences loss of power or similar services in any affected geographic area, the Company would be forced to temporarily close stores.

CONTINGENCY PLANS. The Company has a small number of suppliers who provide the majority of the Company's inventory, including fresh produce and grocery staples. The Company believes these suppliers are year 2000 compliant. As part of the Company's normal contingency planning, it has identified alternative suppliers. However, there can be no assurance that there will be no disruption of supply, either regionally or nationally. This could result in the Company's inability to maintain operations. In the event that the parties from whom the Company licenses software do not achieve year 2000 compliance in a timely manner, the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software, without significant cost. Additionally, in the event the Company needs to replace equipment that uses embedded systems, the Company believes it can do so without significant cost.

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

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

    Twenty-eight of the Company's sixty-four existing salad buffet restaurants are located in California, and thirteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

Item 2. Changes in Securities                                   Not Applicable

Item 3. Default Upon Senior Securities                          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Stockholder Meeting was held on April 20, 1999.   The
election of two (2) directors, the proposal to amend the Company's 1998 Stock Option Plan, and the ratification of appointment of independent accountants were presented for shareholder approval. The results are listed below:

ELECTION OF TWO CLASS B DIRECTORS:

Director            Total Votes For     Total Votes Against

Edgar F. Berner         4,864,325             34,724
John M. Robbins, Jr.    4,864,325             34,724

APPROVAL OF THE AMENDMENT TO THE 1998 STOCK OPTION PLAN:

For        Against   Abstain     Non-Vote

3,139,597  714,970    40,045    1,004,437

RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS:

For        Against   Abstain     Non-Vote

4,861,716    3,091    24,242            0

Item 5. Other Information                                       Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 18 herewith.

(b) Report on Form 8-K:

    No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 13, 1999

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

10.9A Amendment to the Company's Variable Deferred Compensation Plan for Executives

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