Form 10-K
period 1999-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 1999-12-29
CIK 942133

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)


 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1999

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

       Registrant's telephone number, including area code (858) 675-1600

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

The approximate aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 13, 1998 was $88,690,518. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the registrant's Common Stock.

Number of shares of Common Stock, $.01 par value, outstanding as of December 13, 1999 was 5,631,144.

                         GARDEN FRESH RESTAURANT CORP.

                          ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS


                                                                          Page
                                                                           No.
PART I......................................................................3

  Item 1.  BUSINESS.........................................................3
  Item 2.  PROPERTIES......................................................15
  Item 3.  LEGAL PROCEEDINGS...............................................15
  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............16

PART II....................................................................16

  Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.............................................16
  Item 6.  SELECTED FINANCIAL DATA.........................................17
  Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................19
  Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......29
  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................29
  Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................29

PART III...................................................................29

  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................29
  Item 11. EXECUTIVE COMPENSATION AND OTHER MATTERS........................29
  Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT......................................................30
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................30

PART IV....................................................................31

  Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS
           ON FORM 8-K.....................................................31

SIGNATURES.................................................................32

EXHIBIT INDEX..............................................................33

                                    PART 1

ITEM 1.  BUSINESS

   THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. STATEMENTS WHICH USE THE WORDS "EXPECTS," "WILL," "MAY," "ANTICIPATES," "BELIEVES," "INTENDS," "ATTEMPTS," AND "SEEKS" ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPANSION EFFORTS AND PLANS TO OPEN NEW RESTAURANTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS RISKS." IN PARTICULAR, THE COMPANY'S EXPANSION EFFORTS AND PLANS TO OPEN NEW RESTAURANTS COULD BE AFFECTED BY THE COMPANY'S ABILITY TO LOCATE SUITABLE RESTAURANT SITES, CONSTRUCT NEW RESTAURANTS IN A TIMELY MANNER AND OBTAIN ADDITIONAL FUNDS.

GENERAL

   Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 71 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Washington, Georgia, Texas, North Carolina, Oregon and Colorado under the names Souplantation and Sweet Tomatoes. The Company also operates one mini Souplantation restaurant and one Ladles, A Soup and Salad Takery, ("Ladles") in California. The Company's restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company's concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is well-positioned to further penetrate this segment and that the opportunity for expansion within this segment currently is attractive relative to expansion opportunities for many other restaurant segments.

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

COMMITMENT TO GUEST SERVICE. The Company seeks to provide its guests with a level of service that exceeds the standards set by other buffet concepts while not inhibiting the guest from enjoying the benefits of selecting from a cornucopia of choices offered at the various food bars within the restaurant. In addition to high service standards the Company has implemented several programs to maximize guest satisfaction. Included in these is a "zero defect" program that focuses on the most popular offerings to ensure that each portion is prepared exactly as specified by the recipes. The Company's high service standards can only be maintained through intensive recruiting and training programs designed to employ crew members and management that can sustain a friendly, enjoyable environment thereby maximizing the guest's meal experience.

EXCELLENT PRICE/VALUE RELATIONSHIP. The Company believes that the pricing and product mix at each restaurant is maintained at such a high level that the resulting meal experience can only be duplicated in other casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants. The Company's management and front-line personnel have embraced a company purpose and values that encompass commitment to serving high quality foods. The company has involved the guests in establishing a price value, such as notifying them in writing in advance of its intent to raise prices that only cover increased costs, resulting in positive guest feedback.

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

EXPANSION STRATEGY

   The Company intends to expand in fiscal 2000 primarily in existing markets. In fiscal 1999, the Company opened two restaurants in Oregon, one restaurant in Florida, one restaurant in North Carolina, one restaurant in Texas, one restaurant in Las Vegas, three restaurants in Colorado, and one restaurant in Georgia. Subsequent to the close of fiscal 1999, the Company opened four additional restaurants, two in Orlando, Florida, one in San Diego, California and one in Jacksonville, Florida. In fiscal 2000, the Company anticipates opening a total of twenty new restaurants, and three Ladles of which two have signed leases. The Company has signed nine leases, including two for Ladles, has purchased land for five sites and has signed contracts to purchase one site to be opened in fiscal 2000. Expansion within the Company's existing regions will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region. In addition, as a part of its expansion strategy, the Company is evaluating the Ladles concept. The Company currently has no plans to offer franchises.

   The Company's ability to implement an expansion strategy will depend on a variety of factors, including the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See "Business Risks-Expansion Risks."

   During fiscal 1999 the Company opened its first Ladles, A Soup and Salad Takery, a new restaurant concept targeted for on-the-go families and busy professionals. The first Ladles is located in a community in San Diego, California. The Company plans to continue testing the Ladles concept by expanding in the San Diego region during fiscal 2000.

UNIT ECONOMICS

   For the twelve month period ended September 30, 1999, the 57 salad buffet restaurants that were open for the entire period had an average of approximately 309,000 guest visits during the period, generated average net sales of approximately $2,156,000, average restaurant operating income (net sales less cost of sales, restaurant operating expenses and depreciation and amortization) of approximately $360,000 or 16.7% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $501,000 or 23.2% of net sales. The Company's average cash investment for the ten restaurants opened in the twelve month period ended September 30, 1999 excluding land purchases and pre-opening costs, was approximately $1,945,000. Pre-opening costs averaged approximately $214,000 for these restaurants. The investment of capital to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

CONCEPT AND MENU

   The Company's menu is designed to focus on freshly made, great tasting food. The focal point of the menu is the salad bar, but not to the point of neglecting other interesting and exciting food offerings at the hot pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $6.19 to $6.99 at lunch and from $7.19 to $7.99 at dinner. Discounts are provided to children under 12 and senior citizens, along with various other discount programs.

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


Antipasto Salad                      Roasted Vegetable Salad with Feta & Olives
Barbecue Chicken Chopped Salad       Roma Tomato, Mozzarella & Basil Salad
California Cobb Salad                Shrimp & Krab Louie Salad
Caesar Salad                         Spinach Salad with Mandarin Oranges
Country French Salad with Bacon          and Caramelized Walnuts
Ensalada Azteca                      Won Ton Chicken Salad
Greek Salad

Following are specialty tossed salads on the salad bar, guests can make their own salads by choosing from a broad assortment of fresh cut salad ingredients. The salad bar offers three types of lettuce (romaine, iceberg and one other rotational lettuce), an assortment of eleven seasonal fresh cut vegetables (such as grated carrots, sliced mushrooms, chopped bell peppers and diced jicama), ten toppings (such as sunflower seeds, fresh bacon bits, grated cheddar cheese and crumbled eggs), various condiments and ten dressings. Employees located between the two salad bars replenish the salad offerings frequently and assist guests.


   Next, the salad bar features prepared signature salads. The following is a partial list of the Company's signature salad recipes:

Artichoke Rice Salad                  Lemon Orzo Salad with Feta & Mint
Aunt Doris' Red Pepper Slaw           Mandarin Noodles with Broccoli
Baja Bean with Cilantro Salad          and Sesame Seeds
 with Chipotle Vinaigrette            Mandarin Shells with Almonds
BBQ Potato Salad                       and Snow Peas
Carrot Ginger Salad with Herb         Marinated Summer Vegetable Salad
 Vinaigrette                          Moroccan Marinated Vegetables
Carrot Raisin Salad                   Old Fashioned Macaroni Salad
Chinese Krab Salad                    Oriental Ginger Slaw with Krab
Confetti Pasta Salad with             Picnic Potato Salad
 Cheddar & Dill                       Pineapple Coconut Slaw
Cucumber Tomato Salad with            Poppyseed Coleslaw
 Chile Lime                           Roasted Potato Salad with
Dijon Potato Salad with Garlic         Chipotle Vinaigrette
 Dill Vinaigrette                     Southern Dill Potato Salad
Gemelli Pasta Salad with Chicken      Spicy Southwestern Pasta
German Potato Salad                   Summer Barley with Black Bean Salad
Greek Couscous with Feta Cheese       Thai Noodles with Peanut Sauce
Italian White Bean Salad              Three Bean Marinade Salad
Jalapeno Potato Salad

Tortellini Salad                      Tuna Tarragon Salad
Tortellini Salad with Basil           Turkey Chutney Pasta Salad
Tumbleweed Tortellini Salad           Zesty Tortellini

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

Albondigas Buenas Soup                   Shrimp Bisque
Chesapeake Corn Chowder                  Spicy 4-Bean Minestrone
Chunky Potato Cheese Soup                Split Pea Soup with Ham
Cream of Broccoli Soup                   Sweet Tomato Onion Soup
Cream of Mushroom Soup                   Texas Red Chili
Green Chile Stew                         Turkey Cassoulet
Irish Potato Leek Soup                   Turkey Noodle Soup
Navy Bean Soup                           Turkey Vegetable Soup
New England Clam Chowder with Bacon      Vegetable Beef Stew
Posole                                   Vegetable Medley Soup
Santa Fe Black Bean Chile                Vegetarian Harvest Soup


PASTA BAR. At the pasta bar, guests can select from three hot pasta dishes that are made fresh every 20-30 minutes. Pasta is prepared exhibition style to order at the pasta station and served in individual servings to ensure that both the pasta and the sauce remain hot. The Company's pasta sauce recipes include the following:


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


Apple Cinnamon Bran Muffin               Chocolate Brownie Muffin
Apple Raisin Muffin                      Chocolate Chip Mandarin Muffin
Apricot Nut Muffin                       Chocolate Chip Muffin
Banana Nut Muffin                        Cranberry Orange Bran Muffin
Buttermilk Corn Bread                    Fruit Medley Bran Muffin
Carrot Pineapple Muffin with Oat Bran    Garlic Parmesan Focaccia Muffin
Cherry Nut Muffin                        Georgia Peach Poppyseed Muffin
Chile Corn Muffin                        Indian Grain Bread

Lemon Muffin                             Roasted Potato Focaccia
Mandarin Almond Muffin with Oat Bran     Strawberry Buttermilk Muffin
Nutty Peanut Butter Muffin               Sourdough Bread
Peanut Butter Chocolate Chip Muffin      Tomatillo Focaccia
Pizza Focaccia                           Wild Maine Blueberry Muffin
Pumpkin Raisin Muffin                    Zucchini Nut Muffin

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

CENTRAL KITCHENS. In seventeen geographic areas, the Company uses central kitchens located in existing restaurants to prepare certain menu offerings on a more efficient scale using the identical food preparation processes as the restaurants. Each central kitchen generally services between two and seven restaurants. Items prepared in the central kitchen are delivered daily to the Company's local restaurants. The Company believes that, where economically feasible, the use of central kitchens assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests without significant additional operating costs.

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

   The Company actively solicits guest input through the use of comment cards and other survey instruments. The Company and management attempt to respond in writing or verbally to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in-house market research through exit interviews and guest focus groups on an ongoing basis in order to be responsive to changes in guest tastes and expectations. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately twice a month, as well as a technical shop once a month to ensure strict adherence to the Company's standards for food quality, service and cleanliness. The results of these independent evaluations are taken into consideration in determining each restaurant manager's monthly bonus.

RESTAURANT MANAGEMENT. The Company seeks to attract and retain friendly, guest-oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes the Company's basic management skills program in a training restaurant. The Company also certifies restaurant management employees for participation in ongoing management training programs that focus on leadership, team building, technical skills, harassment, performance reviews, interviewing and other management skills.

   General managers are responsible for managing their respective restaurants and reporting to the director of operations. Most directors of operations are responsible for four to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, one production manager, one service manager, one assistant manager and several other key employees. The Company recruits most of its management outside the Company, the majority of whom have prior restaurant management experience. Most of the Company's general managers have been promoted from internal management positions. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on restaurant financial performance and quality, service and cleanliness scores. As an additional incentive, General Managers are eligible for stock options.

MARKETING AND PROMOTION

   The Company's marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. Because the Company believes strong execution is the most effective form of marketing, it has developed a "zero-defect" program in its restaurants on certain popular food offerings in an effort to provide consistently high quality products. The "zero-defect" program establishes highly detailed procedures describing the precise methods under which these certain popular food offerings are prepared, presented and replenished.

   A significant portion of the Company's external marketing effort consists of attracting new guests through the use of freestanding inserts ("FSIs"). FSIs contain descriptive information regarding the restaurants, as well in some cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a "Business-to-Business" program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

   In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. Radio advertising is only used where the return on investment of the radio campaign is sufficient to justify the cost. In fiscal 1999, the Company used radio advertising in its San Diego, Tampa Bay and Phoenix markets. The Company does not currently utilize television advertising but is considering it in markets where appropriate.

   In addition, the restaurants periodically co-sponsor fund-raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of the restaurant. The program typically includes special promotions, site signs and sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees are invited.

   In fiscal 1999, marketing and promotion expenses constituted approximately 2.0% of net sales.

RESTAURANT FACILITIES

DESIGN. Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 220 guests, provides a warm, comfortable atmosphere that creates a relaxed dining environment similar to many casual family restaurants. The Company's existing restaurants average approximately 7,400 square feet (including the dining area, kitchen and food preparation and storage areas), with new restaurants based on the Company's latest prototype average approximately 7,240 square feet and 240 seats. Certain of the Company's restaurants provide limited outdoor seating.

LOCATION. The following is a list of the Company's current salad buffet restaurants and their locations by region:

                                                    Month Opened    Approximate
                                                                      Square
                                                                     Footage(1)
REGION:  SOUTHERN CALIFORNIA(2)
         Kearny Mesa (San Diego).............       October 1999     8,500
         Del Mar (San Diego).................     September 1993     6,760
         Laguna Niguel.......................          July 1993     6,800
         Rancho Bernardo (San Diego).........       January 1993     6,760
         San Bernardino......................           May 1992     6,500
         Fountain Valley.....................       January 1990     7,500(3)
         Brentwood (Los Angeles).............       January 1990     6,580
         Beverly (Los Angeles)...............     September 1989     8,100
         Alhambra............................     September 1989     7,500
         Marina del Rey......................          June 1989     8,490
         Costa Mesa..........................           May 1989    10,140
         Rancho Cucamonga....................         April 1989     7,630
         Brea................................       October 1988     7,630

                                                    Month Opened    Approximate
                                                                      Square
                                                                     Footage(1)

         Arcadia.............................       October 1988     7,500
         Torrance............................          July 1988     8,080
         Mira Mesa (San Diego)...............      February 1988     8,210
         Pasadena............................      November 1987     7,940
         Carlsbad............................          July 1987     8,210
         Lakewood............................          July 1987     8,210
         Garden Grove........................      December 1986     8,210
         Tustin..............................        August 1986     7,470
         La Mesa.............................      February 1986     8,420(3)
         Point Loma (San Diego)..............       January 1982     7,000
         Mission Gorge (San Diego)...........         March 1978     7,570
REGION:  NORTHERN CALIFORNIA
         N. Fresno Street (Fresno)...........       October 1993     6,760
         Fremont.............................      February 1993     6,860
         Shaw Avenue (Fresno)................     September 1990     6,760
         Sunnyvale...........................           May 1990     7,500
         Pleasanton..........................         March 1990     7,910
REGION:  FLORIDA
         Jacksonville........................      November 1999     7,240
         Orlando I...........................       October 1999     6,472
         Orlando II..........................       October 1999     7,696
         Orange Park (Jacksonville)..........         March 1999     7,240(3)
         Coral Springs.......................      December 1997     7,240
         Fort Lauderdale.....................     September 1997     7,960
         Hollywood...........................        August 1997     8,000(3)
         Altamonte Springs (Orlando).........      February 1997     8,740(3)
         Fort Myers..........................       January 1997     7,240
         Sarasota............................          July 1996     8,500(3)
         Plantation..........................         April 1996     8,030
         Brandon (Tampa).....................        August 1995     8,110
         Tampa...............................          July 1995     8,500
         Carrollwood (Tampa).................          June 1993     7,020
         Largo (Tampa).......................     September 1992     6,800
         Palm Harbor (Tampa).................       January 1990     8,000(3)
REGION:  ARIZONA
         Tucson II...........................      November 1996     6,960
         Ahwatukee (Phoenix).................          July 1996     6,960
         Peoria (Phoenix)....................          June 1996     6,460
         Phoenix.............................           May 1996     6,940
         Tucson I............................           May 1996     7,420(3)
         Tempe (Phoenix).....................      February 1995     6,320
         Scottsdale (Phoenix)................      February 1994     9,000(3)
REGION:  NEW MEXICO
         Cottonwood Mall (Albuquerque)  .....       October 1996     6,300
         San Mateo Avenue (Albuquerque)......     September 1996     7,240(3)
REGION:  UTAH
         Centennial (Salt Lake City).........      November 1997     7,450
         Overlook (Salt Lake City)...........     September 1997     9,000(3)
REGION:  COLORADO
         Littleton (Denver)..................     September 1999     7,696
         Westminster (Denver)................       August  1999     8,900(3)
         Aurora (Denver).....................         July  1999     7,000

                                                    Month Opened    Approximate
                                                                      Square
                                                                     Footage(1)
REGION:  NORTH CAROLINA
         Raleigh.............................         March 1999     8,081(3)
REGION:  NEVADA
         Henderson...........................          July 1999     6,918
         Las Vegas...........................      February 1998     7,240(3)
REGION:  GEORGIA
         Alpharetta..........................      June 14, 1999     7,240
         Perimeter (Atlanta).................     September 1998     8,900(3)
         Gwinnett (Atlanta)..................        August 1998     7,240
         Barrett (Atlanta)...................          July 1998     7,240
REGION:  TEXAS
         Houston II..........................         March 1999     7,240
         Brogden (Houston)...................        August 1998     8,900(3)
REGION:  PACIFIC NORTHWEST
         Clackamas (Oregon)..................        August 1999     8,081
         Beaverton (Oregon)..................      December 1998     7,240
         Vancouver (Washington)..............          July 1998     8,000(3)

  The restaurants listed below are under development and have lease or purchase contracts signed:

                                          Estimated Fiscal      Approximate
                                          Quarter Opening    Square Footage(1)
REGION:  FLORIDA
         Pembroke Pines......................      Q2 2000           7,740
         Boca Raton..........................      Q3 2000          10,409(3)
REGION:  MISSOURI
         Kansas City.........................      Q2 2000           8,900(3)
         Overland Park.......................      Q3 2000           7,296
REGION:  TEXAS
         Stafford............................      Q2 2000           7,696
         Woodlands...........................      Q4 2000           7,696
REGION:  PACIFIC NORTHWEST
         Tigard..............................      Q3 2000           7,000
REGION:  COLORADO
         Park Meadows (Denver)...............      Q2 2000           9,000
REGION:  NORTH CAROLINA
         Cary................................      Q3 2000           7,500
REGION:  CALIFORNIA
         Temecula............................      Q4 2000           7,240
         Camarillo...........................      Q3 2000           7,240
         San Jose............................      Q4 2000          12,000(3)
         Pleasant Hills......................      Q4 2000           8,400

(1)	Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas.

(2) Does not include a mini-restaurant located in Los Angeles, California, which opened in fiscal 1996.

(3)	Includes central kitchen.

   The following Ladles restaurant locations are open or under development and have lease contracts signed:

                                          Estimated/Actual   Approximate
                                           Fiscal Quarter      Square
                                               Opening        Footage(1)
REGION:  CALIFORNIA
         Encinitas (San Diego)............      July 1999         1,200
         Poway (San Diego)................        Q2 2000         1,215
         Mission Valley (San Diego).......        Q3 2000         2,000


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

   The Company generally engages outside general contractors for the required construction or build-out of restaurant sites and expects to continue this practice for the foreseeable future. The Company's experience to date has been that obtaining construction permits has taken from two to nine months. The interior build-out of in-line restaurants and the construction of freestanding restaurants generally takes approximately four months and five months, respectively.

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

TRADE NAMES AND SERVICE MARKS

   The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona, New Mexico, Utah, Nevada, Washington, Georgia, Colorado, Oregon, North Carolina and Texas markets. The Company registered both Souplantation and Sweet Tomatoes trademarks, as well as the Garden Fresh Restaurant Corp. trademark, with the United States Patent and Trademark Office. The Company has also used the trademark and service mark Ladles, A Soup and Salad Takery since July 1999 in the California market. The Company has applied for a federal registration.

PROPERTY

   The Company currently leases 48 and owns 25 open restaurant sites, including one mini-restaurant and one Ladles site. The majority of the Company's leases provides for minimum annual rentals and contains percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in July 2002.

EMPLOYEES

   As of September 30, 1999, the Company had approximately 4,600 employees including 4,200 hourly restaurant employees (of whom 3,500 were part-time employees), 320 full-time restaurant management employees and 62 full-time corporate management and staff employees and 7 part-time corporate employees. None of the Company's employees are represented by a labor union. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF THE COMPANY

   The executive officers and directors of the Company as of September 30, 1999 are as follows:

Name                              Age  Position

Michael P. Mack..................  48  Chairman of the Board, President and
                                       Chief Executive Officer
David W. Qualls..................  54  Executive Vice President-Finance and Real
                                       Estate, Chief Financial Officer and
                                       Secretary
R. Gregory Keller................  51  Senior Vice President of Operations
Kenneth J. Keane.................  45  Vice President Human Resource

   Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company's inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors in December 1997. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company's President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and a M.B.A. from Harvard University.

   David W. Qualls joined the Company in November 1985 as Chief Financial Officer and Secretary. Since 1990, Mr. Qualls has also served as the Company's Executive Vice President in charge of Finance and Real Estate. From 1982 to 1985, Mr. Qualls served as Vice President of Finance and Administration and Chief Financial Officer of Diatek, Inc., a medical electronics company. Mr. Qualls received a B.A. from California State University at Fresno and a M.B.A. from the University of Virginia.

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

   Kenneth J. Keane is currently Vice President of Human Resources. Mr. Keane joined the Company in 1986 as a restaurant manager. During his employment with the Company he has served as Director of Operations, Director of Training and since 1996, Executive Director of Human Resources. Prior to joining the company, Mr. Keane worked in restaurant management for ten years. Mr. Keane received a certificate in Human Resources from San Diego State University in 1996.


ITEM 2.  PROPERTIES

   The Company currently operates 71 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Texas, Washington, North Carolina, Georgia, Colorado and Oregon. Four restaurants have opened in fiscal 2000, ten restaurants were opened in fiscal 1999, eight restaurants were opened in fiscal 1998, seven restaurants were opened in fiscal 1997 and seven restaurants in fiscal 1996. Additionally one mini restaurant was opened in fiscal 1996. The Company currently leases the sites for most of its restaurants, mixed between stand-alone sites and in-line locations. The Company operates 57 freestanding restaurants and 14 restaurants located within larger buildings. The Company owns ten properties located in Florida, one in Arizona, two in New Mexico, one in Utah, one in Washington, one in Oregon, two in Colorado, one in North Carolina, two in Texas, one in Las Vegas, three in Georgia, one in Kansas and one in Missouri. Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provides for minimum annual rentals and contains percentage-of-sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provides for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company's leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are typically leased under "triple net" leases that require the Company to pay real estate taxes, insurance and maintenance expenses. In the future the Company expects to continue to both lease and purchase its sites. The Company's executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company's restaurants in San Diego, California under a lease expiring in July 2002.

   In January 1995, the Company opened an experimental "Souplantation To Go!" mini-restaurant next to one of its restaurants located in San Diego. The mini-restaurant was a limited menu, quick-service concept that closed in June 1995. In fiscal 1996, the Company also opened a mini-restaurant in a hospital business complex located in Los Angeles. The Company is still evaluating the mini-restaurant concept and there can be no assurance that further expansion of this concept will occur or that the mini-restaurants will be successful.

   In July 1999, the Company opened Ladles, A Soup and Salad Takery, a new take-out concept targeted for the on-the-go families and busy professionals. The first Ladles is located in a community in San Diego, California. The Company plans to open three additional Ladles restaurants in the San Diego region during fiscal 2000. The Company is still evaluating the take-out concept and there can be no assurance that it will be successful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 1999, 5,629,405 shares were owned by 233 shareholders of record. The following is a summary of market activity for the fiscal years 1998 and 1999.

1998           High        Low
----           ----        ---
First Quarter  $15 1/4     $12 1/4
Second Quarter  18 11/16    14 1/2
Third Quarter   21 1/8      16 3/4
Fourth Quarter  18 1/4      13 1/4

1999           High        Low
----           ----        ---
First Quarter  $17 1/4     $11
Second Quarter  15 11/16    14 1/16
Third Quarter   19 1/8      14 1/4
Fourth Quarter  20 3/8      15 5/16

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

ITEM 6.  SELECTED FINANCIAL DATA

                                              Year Ended September 30,
                                       1995     1996     1997     1998     1999
                            (in thousands, except per share and operating data)

STATEMENT OF OPERATIONS DATA:
Net sales.........................  $61,320  $71,373  $90,252 $110,049 $131,944
Costs and expenses:
  Cost of sales...................   16,721   19,318   23,497   28,605   33,840
  Restaurant operating expenses:
    Labor.........................   17,425   19,870   26,130   32,526   39,995
    Occupancy and other...........   15,473   16,981   20,836   24,290   27,312
  General and administrative
           expenses...............    4,098    5,142    5,672    6,781    8,214
  Depreciation and amortization...    3,604    4,518    6,147    7,267    9,441
                                     ------   ------   ------   ------  -------
    Total costs and expenses......   57,321   65,829   82,282   99,469  118,802
                                     ------   ------   ------   ------  -------
Operating income..................    3,999    5,544    7,970   10,580   13,142
Interest income...................      221      142      106      227      111
Interest expense..................   (1,313)    (671)  (1,579)  (1,958)  (1,618)
Other expenses, net...............     (210)     (66)     (62)    (111)    (183)
                                     ------   ------   ------   ------  -------
Income before income taxes
    and extraordinary item........    2,697    4,949    6,435    8,738   11,452
Benefit (provision) for
    income taxes (1)..............    1,646   (1,945)  (2,548)  (3,420)  (4,548)
                                     ------   ------   ------   ------   ------
Income before extraordinary
    item..........................    4,343    3,004    3,887    5,318    6,904
Extraordinary item - early
    extinguishment of debt (2)....     (518)       -        -        -        -
                                     ------   ------   ------   ------   ------
Net income........................    3,825    3,004    3,887    5,318    6,904
                                     ------   ------   ------   ------   ------
Stock dividend (3)................   (8,298)       -        -        -        -
                                     ------   ------   ------   ------   ------
Net income (loss) available to
    common stockholders...........  $(4,473) $ 3,004  $ 3,887  $ 5,318  $ 6,904
                                     ------   ------   ------   ------   ------

Net income (loss) per share
    available to common
    stockholders
    Basic.........................   $(2.47)  $0.73    $0.93    $ 1.12   $ 1.24
                                     ------   ------   ------   ------   ------
    Diluted.......................   $(2.47)  $0.72    $0.88    $ 1.04   $ 1.18
                                     ------   ------   ------   ------   ------
Shares used in computing net
   income (loss) per share
   Basic..........................    1,810    4,103    4,192    4,734    5,574
   Diluted........................    1,810    4,176    4,402    5,089    5,867

SELECTED OPERATING DATA:
Percentage change in comparable
   restaurant sales (4)...........     2.0%     2.5%     4.7%     7.5%     3.7%
Average price per guest (5).......    $6.56    $6.57    $6.75    $6.94    $7.01
Average sales for salad buffet
   restaurants open for full
   period (in thousands)..........   $1,835   $1,902   $1,985   $2,098   $2,156
Number of salad buffet restaurants
   open for full period...........       32       35       42       49       57
Number of salad buffet restaurants
   open at end of period..........       35       42       49       57       67

                                             Year Ended September 30,
                                      1995     1996     1997     1998      1999
                                                  (Dollars in thousands)
BALANCE SHEET DATA:
Working capital (deficit)........     $292  $(6,677) $(7,776) $(7,071) $(11,300)
Total assets.....................   36,709   48,062   62,409   84,932   114,618
Long-term debt, including current
  portion........................    4,017    9,934   17,421    14,866   34,198
Shareholders' equity.............   25,800   29,257   34,168    59,247   66,849


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

-------------------------

OPERATING RESULTS

   The following table sets forth the percentage of net sales of certain items included in the Company's statements of operations for the periods indicated.


                                              Year ended September 30,
                                            1997       1998        1999

STATEMENT OF OPERATIONS DATA:

Net Sales..............................     100.0%     100.0%      100.0%
Costs and expenses:
  Cost of sales........................      26.0       26.0        25.6
  Restaurant operating expenses:
    Labor..............................      29.0       29.5        30.3
    Occupancy and other................      23.1       22.1        20.7
  General and administrative
    expenses...........................       6.3        6.2         6.2
  Depreciation and amortization
    expenses...........................       6.8        6.6         7.2
                                             ----       ----        ----
      Total costs and expenses.........      91.2       90.4        90.0
                                             ----       ----        ----
Operating income.......................       8.8        9.6        10.0
Interest income........................        .1         .2         0.0
Interest expense.......................      (1.7)      (1.8)       (1.2)
Other expense, net.....................      (0.1)      (0.1)       (0.1)
                                             ----       ----        ----
Income before income taxes
   and extraordinary item..............       7.1        7.9         8.7
Benefit (provision) for income
   taxes...............................      (2.8)      (3.1)       (3.5)
                                             ----       ----        ----
Net income (loss) available
   to common shareholders..............       4.3%       4.8%        5.2%
                                             ===========================

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   THE STATEMENTS CONTAINED IN THIS FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. STATEMENTS WHICH USE THE WORDS "EXPECTS," "WILL," "MAY," "ANTICIPATES," "BELIEVES," "INTENDS," "ATTEMPTS," AND "SEEKS" ARE FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPANSION EFFORTS AND PLANS TO OPEN NEW RESTAURANTS, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS SET FORTH UNDER THE HEADING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - BUSINESS RISKS." IN PARTICULAR, THE COMPANY'S EXPANSION EFFORTS AND PLANS TO OPEN NEW RESTAURANTS COULD BE AFFECTED BY THE COMPANY'S ABILITY TO LOCATE SUITABLE RESTAURANT SITES, CONSTRUCT NEW RESTAURANTS IN A TIMELY MANNER AND OBTAIN ADDITIONAL FUNDS.

   The following should be read in conjunction with the "Selected Financial Data" and the Company's financial statements and related notes thereto.

GENERAL

   The Company has grown from 2 restaurants in 1984 to 67 salad buffet restaurants as of September 30, 1999. Of the 67 restaurants, 23 are located in Southern California using the name Souplantation and the balance are located in Northern California (5), Florida (13), Arizona (7), New Mexico (2), Utah (2), Nevada (2), Washington (1), Georgia (4), Texas (2), North Carolina (1), Oregon
(2) and Colorado (3) using the name Sweet Tomatoes. The Company's existing restaurants average approximately 7,400 square feet, however, newer restaurants are based on the Company's latest 7,240 sq. ft prototype. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

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

   Restaurant pre-opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently amortized over one year commencing with the opening of the restaurant. Pre-opening costs averaged approximately $214,000 for the ten restaurants opened in the twelve month period ended September 30, 1999. See "-New Accounting Standard."

FISCAL 1999 VERSUS FISCAL 1998

NET SALES. Net sales for the fiscal year ended September 30, 1999 increased 19.9% to $131.9 million from $110.0 million for the comparable 1998 period. This was due primarily to a 3.7% increase in comparable restaurant sales which resulted from an increase in guest volume of 3.4% and .3% resulted from an increase in average meal price and the addition of ten new stores that opened in fiscal 1999. Net sales includes $.1 million from the new Ladles restaurant which opened in July 1999.

COST OF SALES. Cost of sales increased 18.2% to $33.8 million for the fiscal year ended September 30, 1999 from $28.6 million for the comparable 1998 period. This increase was due to an increase in guest volume. As a percentage of net sales, cost of sales decreased to 25.6% from 26.0% for the comparable 1998 period, due to leveraged purchasing price variances across all regions.

LABOR. Labor expense for the fiscal year ended September 30, 1999 increased 23.1% to $40.0 million from $32.5 million for the comparable 1998 period. This increase was due primarily to an increase in the minimum wage in California, the opening of ten restaurants, which require higher labor utilization during the first ninety days, and increased staffing requirements resulting from the increase in guest volume. As a percentage of net sales, labor expense for the fiscal year ended September 30, 1999 increased to 30.3% from 29.5% in the comparable 1998 period, primarily due to increased employee hourly wage rates.

OCCUPANCY AND OTHER. Occupancy and other operating costs for the fiscal year ended September 30, 1999 increased 12.3% to $27.3 million from $24.3 million for the comparable 1998 period. Occupancy and other operating costs as a percentage of net sales decreased to 20.7% from 23.1% for the comparable 1998 period. This was primarily due to an increase in restaurant sites owned by the Company, which have lower occupancy costs than restaurant sites leased by the Company.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal year ended September 30, 1999 increased 20.6% to $8.2 million from $6.8 million for the comparable 1998 period. 4.5% of this increase was due to personnel costs of and 16.1% of this cost was due to costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses were 6.2%, which approximated the comparable 1998 period.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal year ended September 30, 1999 increased 28.8% to $9.4 million from $7.3 million for the comparable 1998 period. Depreciation increased 18.1% due primarily to the additional restaurants open for the entire year, more restaurants owned versus leased and the ten new restaurants opened since the comparable 1998 period. The 10.7% increase in amortization expense was due to the increase in the number of months of amortization expense in fiscal 1999 due to stores open in fiscal 1998 and 1999. Depreciation and amortization as a percentage of net sales increased to 7.2%, from 6.6% for the comparable 1998 period due to the depreciation and amortization associated with the opening of ten restaurants during the 1998 and 1999 period.

INTEREST INCOME.   Interest income for the fiscal year ended September 30, 1999 decreased 51% to $111,000 from $227,000 for the comparable 1998 period. Interest income decreased due to less cash on hand during the 1999 year.

INTEREST EXPENSE.   Interest expense for the fiscal year ended September 30,
1999 decreased 20% to $1.6 million from $2.0 million for the comparable 1998 period. Interest expense decreased due primarily to an increase in interest capitalized of $.4 million related to construction of new restaurants in fiscal 1999.

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

OCCUPANCY AND OTHER. Occupancy and other operating costs for the fiscal year ended September 30, 1998 increased 16.8% to $24.3 million from $20.8 million for the comparable 1997 period. Occupancy and other operating costs as a percentage of net sales decreased to 22.1% from 23.1% for the comparable 1997 period. This was due primarily to lower occupancy cost in the newer regions.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the fiscal year ended September 30, 1998 increased 19.7% to $7.3 million from $6.1 million for the comparable 1997 period. This increase was due primarily to depreciation and amortization for the new restaurants opened since the comparable 1997 period. Depreciation and amortization as a percentage of net sales decreased to 6.5%, from 6.7% for the comparable 1997 period due to high sales volume.

INTEREST INCOME.   Interest income for the fiscal year ended September 30, 1998 increased 114.2% to $227,000 from $106,000 for the comparable 1997 period. Interest income increased due primarily to higher cash balances associated with the sale of the Company's common stock during the 1998 fiscal year.

INTEREST EXPENSE.   Interest expense for the fiscal year ended September 30,
1998 increased 23.5% to $2.1 million from $1.7 million for the comparable 1997 period. Interest expense increased due primarily to interest associated with borrowing on the line of credit during the year.

QUARTERLY RESULTS AND SEASONALITY

   The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company's statements of operations bear to net sales for the four quarters of fiscal 1998 and 1999. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

                                 Fiscal 1998                            Fiscal 1999
                       -------------------------------------  -------------------------------------
                       First     Second     Third     Fourth  First     Second     Third     Fourth
                       Quarter   Quarter   Quarter   Quarter  Quarter   Quarter   Quarter   Quarter
                                                  (Dollars in thousands)
STATEMENT OF
  OPERATIONS DATA:
Net Sales............. $23,903   $27,836   $28,030   $30,280  $28,448   $32,900   $34,055   $36,541
Operating income......   1,387     2,752     3,197     3,244    1,806     3,445     3,866     4,025
Net income............     586     1,318     1,650     1,764      841     1,841     2,055     2,167
AS A PERCENTAGE
  OF NET SALES:
Operating income......     5.8%     9.9%     11.4%     10.7%      6.3%    10.5%     11.4%     11.0%
Net income............     2.5      4.7       5.9       5.8       3.0      5.6       6.0       5.9
SELECTED OPERATING DATA:
Number of salad buffet
  restaurants open at
  end of period.........    51        52       52        57        58        61       62        67
Percentage change in
  comparable restaurant
  sales (1).............   9.8%      5.8%     7.0%      7.9%      5.3%      5.3%     3.0%      1.6%

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and sale of Common Stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the year ended September 30, 1999, the Company generated $18.1 million in cash flow from operating activities, received $24.9 million from bank debt and equipment financing offset by payments of $5.6 million, and received $1.9 million from the sale of the Company's Common Stock pursuant to stock options and the Company's Employee Stock Purchase Plan and offset by the payment of $1.9 million for repurchase of the Company's Common Stock.

   As of September 30, 1999, the Company had available $5 million of the $10 million bank line of credit. Such credit line bears interest at the bank's reference rate plus 0.75%, which totaled 9.0% per annum as of September 30, 1999. The credit agreement will expire on November 1, 1999 and contains various financial covenants and restrictions, including restrictions on the Company's ability to pay dividends or to effect mergers or acquisitions without the bank's approval. Borrowings under the line of credit are collateralized by equipment and other assets. In connection with the development of new restaurants, the Company has over time obtained mortgage and equipment financing from approximately nine lenders, each of which has financed multiple loans. The outstanding balance of each loan generally is between $100,000 and $1.8 million. The loans have varying maturity rates extending through August 2004, interest rates generally ranging from 7.52% through 10.25% with an average interest rate of 8.99% per annum, and in certain cases, pre-payment penalties of one to two percent. As of September 30, 1999, the outstanding balances on such loans aggregated approximately $29.2 million.

   The Company's principal capital requirement has been and will continue to be funding the development of restaurants. For year ended September 30, 1999, capital expenditures totaled $36.5 million, $30.7 million of which funded the development of new restaurants. The remaining capital expenditures primarily funded replacements and new additions at existing restaurants. In addition to budgeted capital expenditures for fiscal 2000 of $31.9 million for new restaurant openings the Company budgeted $2.4 million in expenditures for fiscal 2000 for capital improvements at existing sites. See "Business-Unit Economics."

   The Company believes that (i) internally generated funds, (ii) available borrowings under the bank credit line ,(iii) funds that it will be able to borrow pursuant to secured credit facilities consistent with its past practices and (iv) sale lease back of some of it's owned properties will be sufficient to meet the Company's cash requirements through at least the end of fiscal 2000. If these sources of financing are insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that financing will be available to the Company on favorable terms, or at all.

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

THE COMPANY'S STATE OF READINESS. The Company has addressed and will continue to address the year 2000 issue, including efforts relating to IT systems and embedded chip equipment used within the Company, efforts to assess issues the Company faces if third parties who do business with the Company are not prepared for the year 2000, and contingency planning. The Company has determined that its proprietary accounting and management information software, and the hardware upon which it runs, are year 2000 compliant; third party software critical to the Company's operation was upgraded as scheduled during the first calendar quarter of 1999. Remaining third party software, consisting of word processing, spreadsheet and personal computer operating systems were upgraded during the third calendar quarter of 1999. Remaining operating systems were completed during the fourth calendar quarter of 1999. The Company has completed its review of embedded chip equipment and believes it is year 2000 compliant. The Company believes that its systems and software are year 2000 ready.

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

   The Company has sent questions to its major suppliers requesting status as to state of readiness for year 2000. To date, none of the responses received have indicated any material weaknesses.

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

RISKS. The Company has implemented and will continue to monitor the changes that have been made to address the year 2000 issue for IT Systems and embedded chip equipment used within the Company. The Company presently believes that, with modifications that have been made to existing software, conversions to new software, and appropriate remediation of embedded chip equipment, the year 2000 issue is not reasonably likely to impose significant operational problems for the Company's IT Systems and embedded chip equipment so modified and converted. However, if unforeseen difficulties arise or such modifications, conversions and replacements were not sufficient, or if the Company's vendors' or suppliers' systems are not modified to become year 2000 compliant, the year 2000 issue may have a material adverse impact on the Company's business, financial condition and results of operations.

   The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material impact on the Company's operations. Similarly there can be no assurance that the Company can timely mitigate its risks based on a supplier's failure to resolve its year 2000 issues. If such mitigation is not achievable, year 2000 problems could have a material adverse impact on the Company's business, financial condition and results of operations.

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

CONTINGENCY PLANS. The Company has a small number of suppliers who provide the majority of the Company's inventory, including fresh produce and grocery staples. The Company believes these suppliers are year 2000 compliant. As part of the Company's normal contingency planning, it has identified alternative suppliers. However, there can be no assurance that there will be no disruption of supply, either regionally or nationally. This could result in the Company's inability to maintain operations. In the event that the parties from whom the Company licenses software do not achieve year 2000 compliance in a timely manner; the Company believes that it can acquire alternative software that is compliant and that performs substantially the same function as its current software, without significant cost. Additionally, in the event the Company needs to replace equipment that uses embedded systems, the Company believes it can do so without significant cost.

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

   As is typical in the restaurant industry, the Company defers its restaurant pre-opening costs and amortizes them over the twelve-month period following the opening of each respective restaurant. Total costs reflected in the September 30, 1999 balance were $2.0 million, net. The Company will adopt SOP 98-5 effective October 1, 1999. Upon adoption effective October 1, 1999, the Company will recognize the cumulative effect of a change in accounting principle, net of any related income tax effect.

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

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

   In fiscal 1997, 1998 and 1999, the Company experienced an increase of 4.7%, 7.5% and 3.7% respectively, in comparable restaurant sales. The Company's newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. See "Selected Financial Data."


EXPANSION RISKS

   The Company opened seven salad buffet restaurants in fiscal 1997, eight in fiscal 1998 and ten in fiscal 1999. The Company currently intends to open twenty restaurants in fiscal 2000. The Company may experience difficulty in opening twice the number of restaurants opened in fiscal 1999, including but not limited to hiring qualified restaurant managers and the added burden on the administrative staff. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, qualified managers, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. In addition, since its inception, the Company has closed three non-performing restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets, which could adversely effect the Company's business, financial condition and results of operations.

   The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up-front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See "-Restaurant Industry and Competition," "Business-Expansion Strategy" and "Business- Competition."

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

COST SENSITIVITY

   The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See "- Reliance on Key Suppliers and Distributors," and "Business."

IMPORTANCE OF KEY EMPLOYEES

   The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its four executive officers, Michael P. Mack, David W. Qualls, R. Gregory Keller and Kenneth J. Keane. The loss of any of these four individuals could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company's ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees. See "Business-Restaurant Operations-Restaurant Management" and "Business- Restaurant Operations-Customer Service."

SEASONALITY AND QUARTERLY FLUCTUATIONS

   The Company's business experiences seasonal fluctuations as a disproportionate amount of the Company's net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year. See "Quarterly Results and Seasonality."

GEOGRAPHIC CONCENTRATION IN CALIFORNIA AND FLORIDA; RESTAURANT BASE

   Twenty-eight of the Company's 71 existing salad buffet restaurants are located in California and fifteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters, such as hurricanes which have occurred annually in recent years in Florida, or other acts of God that could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants. See "Business-Restaurant Facilities" and "Business-Expansion Strategy."

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


VOLATILITY OF STOCK PRICE

   The market price of the Company's Common Stock has fluctuated since the initial public offering of the Common Stock in May 1995. Quarterly operating results of the Company and other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. See "Market for Company's Common Equity and Related Stockholder Matters."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is tied to the prime rate. As of September 30, 1999, the Company had $5.0 million in debt outstanding under the credit facility. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $250,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

   The Company did not have any foreign currency or other market risk or any derivative financial instruments at September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's financial statements as of September 30, 1999 and 1998, and for each of the three fiscal years in the period ended September 30, 1999 and the reports of independent accountants, are included in this report as listed in the index on page 38 of this report - Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On February 19, 1999, the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP as the independent accountants for the Company. The reports of PricewaterhouseCoopers LLP on the Company's financial statements as of and for the years ended September 30, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

   The Company filed Form 8-K on February 26, 1999 to replace
PricewaterhouseCoopers LLP as its independent accountants.

   The Company filed Form 8-K on March 5, 1999 to engage KPMG LLP as its new independent accountants.

   On April 20, 1999 the Stockholders ratified the appointment of KPMG LLP as the Company's independent accountants.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

   The information relating to directors of the Company is incorporated by reference from the Company's Proxy Statement filed in connection with the Company's Annual Meeting of Stockholders to be held March 7, 2000 as set forth under the caption "Election of Directors." Information relating to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption "Executive Officers of the Company."


ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

   The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement under the caption "General Information --- Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption "Certain Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                    Page Number

       (1) Report of Independent Accountants - KPMG LLP.................... F-1
           Report of Independent Accountants - PricewaterhouseCoopers LLP.. F-2
           Balance Sheets at September 30, 1998 and 1999................... F-3
           Statement of Operations for the Years Ended
             September 30, 1997, 1998 and 1999............................. F-4
           Statement of Cash Flows for the Years Ended
             September 30, 1997, 1998 and 1999............................. F-5
           Statement of Shareholder's Equity for the
             Years Ended September 30, 1997, 1998 and 1999................. F-6
           Notes to the Financial Statements............................... F-7

           Other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (2) Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

   (b) REPORTS ON FORM 8-K. The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 1999.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1999

                                    GARDEN FRESH RESTAURANT CORP.


                                    By: /s/ Michael P. Mack
                                        ----------------------
                                        Michael P. Mack
                                        Chief Executive Officer
                                        President

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Report below on December 29, 1999.


/s/ Michael P. Mack        Chairman of the Board
    ---------------        Chief Executive Officer
    Michael P. Mack        President and Director


/s/ David W. Qualls        Chief Financial Officer and Chief Accounting Officer
    ---------------
    David W. Qualls


/s/ Edgar F. Berner         Director
    ---------------
    Edgar F. Berner


/s/ Robert A. Gunst         Director
    ---------------
    Robert A. Gunst


/s/ Michael M. Minchin, Jr. Director
    ---------------
    Michael M. Minchin, Jr.


/s/ John M. Robbins, Jr.    Director
    ---------------
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

10.9 ****    The Company's Variable Deferred Compensation Plan for Executives

10.9A Amendment to the Company's Variable Deferred Compensation Plan for Executives

10.13** Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991

10.14*****   Indemnification Agreement between the Company and David Qualls,
             Greg Keller, and Michael Mack dated April 28, 1998.

10.15******  Securities to be offered to employees pursuant to employee benefit plan dated December 22, 1999.

23.1         Consent of Independent Accountants

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

****** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form S-8 (No 333-93359) filed December 22, 1999.