Form 10-Q
period 1999-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2000-02-14
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q
                                  (Mark One)

/ X / 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         ACT OF 1934

         For quarterly period ended December 31, 1999

OR

/  /		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                        Commission file number 0-25886

                         GARDEN FRESH RESTAURANT CORP.

            (Exact name of registrant as specified in its charter)

        Delaware                                           33-0028786
(State or other jurisdiction of incorporation							(I.R.S. Employee
 or organization                                            Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (858) 675-1600
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


The number of shares of Common Stock, $.01 par value, outstanding as of January 7, 2000 was 5,639,297. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                           PAGE

PART I:	FINANCIAL INFORMATION

		Item 1:  Unaudited Financial Statements

            Balance Sheet at September 30, 1999 and
            December 31, 1999                                                 3

            Statement of Operations for the three months ended
            December 31, 1998 and December 31, 1999                           4

            Statement of Cash Flows for the three months ended
            December 31, 1998 and December 31, 1999                           5

            Notes to Unaudited Financial Statements                           6

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

		Item 3:  Quantitative and Qualitative Disclosures About Market Risk				14


PART II:	OTHER INFORMATION

   Item 1:  Legal Proceedings                                                15
   Item 2:  Changes in Securities                                            15
   Item 3:  Defaults Upon Senior Securities                                  15
   Item 4:  Submission of Matters to a Vote of Security Holders              15
   Item 5:  Other Information                                                15
   Item 6:  Exhibits and Reports on Form 8-K                                 15

GARDEN FRESH RESTAURANT CORP
Balance Sheet
(Dollars in thousands)
                                       September 30, 1999    December 31, 1999
                                                                 (Unaudited)
Assets

Cash and cash equivalents                   $         911         $      3,330
Inventories                                         4,277                4,655
Other current assets                                1,014                1,320
Deferred income taxes                                 460                1,307
                                               ----------            ---------
  Total current assets                              6,662               10,612

Property and equipment, net                       104,716              110,286
Intangible and other assets                         3,240                1,424
                                               ----------            ---------
Total assets                                $     114,618         $    122,322
                                               ==========            =========

Liabilities and Shareholders' Equity

Accounts payable                            $       4,075         $      5,452
Current portion of long-term debt                   7,512                7,677
Accrued liabilities                                 6,375                6,547
                                               ----------            ---------
       Total current liabilities                   17,962               19,676

Accrued rent                                        1,128                1,116
Deferred income taxes                               1,479                1,994
Deferred compensation                                 514                  685
Bank line of credit                                 5,001                8,510
Long term debt, net of current portion             21,685               23,800

Shareholders' equity:
  Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1999
   and December 31, 1999; 5,629,405 and
   5,639,297 issued and outstanding at
   September 30, 1999 and December 31, 1999,
   respectively                                        56                   56
  Paid-in capital                                  59,240               59,364
  Retained Earnings                                 7,553                7,121
                                               ----------            ---------
        Total shareholders' equity                 66,849               66,541
                                               ----------            ---------

Total liabilities and shareholders' equity  $     114,618         $    122,322
                                               ==========            =========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
                                                Three Months Ended
                                         December 31,         December 31,
                                                 1998                 1999

NET SALES                                $     28,448         $     35,702
                                          -----------          -----------
Costs and expenses:
  Cost of sales                                 7,474                9,077
  Restaurant operating expenses:
     Labor                                      8,802               11,603
     Occupancy and other expenses               6,344                7,937
  General and administrative expenses           1,803                2,327
  Restaurant opening costs                          -                  532
  Depreciation and amortization expenses        2,219                2,156
                                          -----------          -----------
Total costs and expenses                       26,642               33,632
                                          -----------          -----------
Operating income                                1,806                2,070

   Interest income                                 33                   29
   Interest expense                              (391)                (724)
   Other expense, net                             (41)                 (55)
                                          -----------          -----------
Income before income taxes and
  cumulative effect of accounting change        1,407                1,320

Provision for income taxes                       (566)                (519)
                                          -----------          -----------
Income before cumulative effect of
  accounting change                      $        841         $        801

Cumulative effect of change in
  accounting for startup costs, net of
  income tax benefit of $800                        -                1,233
                                          -----------          -----------
Net income(loss)                         $        841         $       (432)
                                          ===========          ===========
Basic net income (loss) per share:
  Income before cumulative effect
    of accounting change                 $       0.15         $       0.14
  Cumulative effect of change in
    accounting for startup costs                    -         $      (0.22)
                                          -----------          -----------
  Net income (loss)                      $       0.15         $      (0.08)
                                          ===========          ===========
Shares used in computing
basic net income (loss) per share               5,575                5,638
                                          ===========          ===========

Diluted net income per share:
  Income before cumulative effect
    of accounting change                 $       0.14         $       0.14
  Cumulative effect of change in
    accounting for startup costs                    -         $      (0.21)
                                          -----------          -----------
  Net income (loss)                      $       0.14         $      (0.07)
                                          ===========          ===========

Shares used in computing
diluted net income (loss) per share             5,872                5,870
                                          ===========          ===========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                      Three Months Ended
                                          December 31, 1998 December 31, 1999
OPERATING ACTIVITIES:
Net income (loss)                               $       841       $      (432)
Adjustments to reconcile net income
to net cash provided by operating activities:
     Cumulative effect of accounting change,
       net of income taxes                                -             1,233
     Depreciation and amortization expenses           2,219             2,156
     Loss on disposal of property                        41                55
     Provision for deferred income taxes                134               468
     Tax benefits from exercise of stock options        160                 5
     Changes in operating assets and liabilities:
       Increase in inventories                          (52)             (378)
       Increase in other assets                        (308)             (306)
       Increase (decrease) in accounts payable         (483)            1,444
       Increase in accrued liabilities                  706               172
       Decrease in accrued rent                         (27)              (12)
       Increase in deferred compensation                 95               171
                                                   --------          --------

Net cash provided by operating activities             3,326             4,576
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                      (6,471)           (6,869)
     Existing restaurant additions                     (681)             (978)
     Increase in intangible and other assets           (516)             (218)
                                                   --------          --------
Net cash used in investing activities                (7,668)           (8,065)
                                                   --------          --------

FINANCING ACTIVITIES:
Borrowings under line of credit                       2,650             3,509
Proceeds from long-term debt                              -             4,515
Repayment of long-term debt                          (1,275)           (2,235)
Net proceeds from issuance of common stock              542               119
                                                   --------          --------
Net cash provided by financing activities             1,917             5,908
                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                          (2,425)            2,419

Cash at beginning of period                           3,382               911
                                                   --------          --------

Cash at end of period                           $       957      $      3,330
                                                   ========          ========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. UNAUDITED FINANCIAL STATEMENTS

   The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the "Company") without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for fiscal year ended September 30, 1999 included in the Company's Form 10-K.

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

   Potential issuances of common stock of 297,000 and 232,000 shares for the three month periods ended December 31, 1998 and 1999, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

3. ACCOUNTING CHANGE

   Effective October 1, 1999 the Company adopted Statement of Position 98-5 "Reporting on the Costs of Startup Activities", (SOP 98-5) and began expensing startup costs as incurred. Following are the pro forma effects on net income
(loss) assuming retroactive application of SOP 98-5.

                                         December 31, 1998  December 31, 1999
Pro forma:
  Net income                                        $  941             $  801
  Basic net income per share                        $ 0.17             $ 0.14
  Diluted net income per share                      $ 0.16             $ 0.14

Historical
  Net income (loss)                                 $  841             $ (432)
  Basic net income (loss) per share                 $ 0.15             $(0.08)
  Diluted net income (loss) per share               $ 0.14             $(0.07)


4. PREPARATION OF FINANCIAL STATEMENTS

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

5. SUBSEQUENT EVENTS

   The Board of Directors of Garden Fresh Restaurant Corp. approved for the Company to begin operating a delivery and distribution center for the Souplantation, Sweet Tomatoes and Ladles restaurants on the West Coast.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

   The delivery and distribution center is expected to begin operations on April 1, 2000. This decision by the officers and Board of Directors was based on the expiration of the current distribution vendor's contract on March 31, 2000, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

      ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

   The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "planned," "budgeted," and "seeks," are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, budgeted capital expenditures and cost savings that may result from a delivery and distribution center are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants and budgeted capital expenditures could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. The Company's ability to successfully operate the delivery and distribution center could be affected by the Company's lack of distribution management experience, ability to obtain experienced employees, and obtain supplier credit.

QUARTERLY RESULTS

   The following table sets forth the percentage of net sales certain items included in the Company's statement of operations for the periods indicated. (Unaudited)
                                               Three Months Ended
                                       December 31,      December 31,
                                              1998              1999

NET SALES                                    100.0%            100.0%
                                             -----             -----
COST AND EXPENSES:
  Cost of sales                               26.3%             25.4%
  Restaurant operating expenses:
    Labor                                     30.9%             32.5%
    Occupancy and other expenses              22.3%             22.2%
  General and administrative expenses          6.3%              6.5%
  Restaurant opening costs                     0.0%              1.5%
  Depreciation and amortization expenses       7.8%              6.1%
                                             -----             -----
Total costs and expenses                      93.6%             94.2%
                                             -----             -----
Operating Income                               6.4%              5.8%
  Interest income                              0.1%              0.1%
  Interest expense                            (1.4%)            (2.0%)
  Other expense, net                          (0.1%)            (0.2%)
                                             -----             -----
Income before income taxes and cumulative
  effect of accounting change                  5.0%              3.7%
Provision for income taxes                    (2.0%)            (1.5%)
                                             -----             -----
Income before cumulative effect of
  accounting change                            3.0%              2.2%
                                             -----             -----
Cumulative effect of accounting for
  startup costs, net of income tax benefit     0.0%             (3.4%)
                                             -----             -----
Net income (loss)                              3.0%             (1.2%)
                                             =====             =====

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

   NET SALES. Net sales for the three months ended December 31, 1999 increased 25.7% to $35.7 million from $28.4 million for the comparable 1998 period. This increase was primarily due to the opening of thirteen restaurants since the comparable 1998 period and the increase in comparable restaurant sales of 2.4%.

   COST OF SALES. Cost of sales for the three months ended December 31, 1999 increased 21.3% to $9.1 million from $7.5 million for the comparable 1998 period. This increase was due to the addition of thirteen restaurants opened since the comparable 1998 period. As a percentage of net sales, cost of sales decreased to 25.4% from 26.3% since the comparable 1998 period due to an increase in average meal price effective August 1, 1999, in most regions.

   LABOR EXPENSE. Labor expense for the three months ended December 31, 1999 increased 31.8% to $11.6 million from $8.8 million for the comparable 1998 period. This increase was due to the addition of thirteen restaurants opened since the comparable 1998 period, higher hourly wage rate and higher labor usage in new restaurants. As a percentage of net sales, the labor expense increased 1.6% to 32.5% from 30.9% in the comparable 1998 period due to an increase in the average hourly wage rate of $.26 and the higher labor usage in new restaurants.

   OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the three months ended December 31, 1999 increased 25.4% to $7.9 million from $6.3 million for the comparable 1998 period. This was due primarily to the addition of thirteen new restaurants. Occupancy and other operating costs as a percentage of net sales decreased 0.1% to 22.2% from 22.3% for the comparable 1998 period. This was primarily due to an increase of restaurant sites owned by the Company, which have lower occupancy costs than restaurant sites leased by the Company.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 1999 increased 27.8% to $2.3 million from $1.8 million for the comparable 1998 period. 36% of this increase was due to personnel costs and 64% was due to costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses increased .2% to 6.5% from 6.3% for the comparable 1998 period.

   RESTAURANT OPENING COSTS. Restaurant opening costs for the three months ended December 31, 1999 was $.5 million or 1.5% of sales. Prior to the implementation of SOP 98-5, in the 1998 period $.5 million of startup costs were amortized and included in depreciation and amortization expenses.

   DEPRECIATION AND AMORTIZATION EXPENSES.    Depreciation and amortization
expenses for the three months ended December 31, 1999 approximated the 1998 period at $2.2 million. This was due to additional depreciation for the thirteen restaurants opened since the comparable 1998 period and decreased amortization resulting from the change in accounting for startup expense effective October 1, 1999, which are now being expensed as incurred. See "New Accounting Standard". Depreciation and amortization expense as a percentage of net sales decreased 1.7% to 6.1%, from 7.8% for the comparable 1998.

   INTEREST INCOME. Interest income for the three months ended December 31, 1999 decreased 12% to $29,000 from $33,000 for the comparable 1998 period. The decrease in interest income was due to lower cash invested during the 1999 period.

   INTEREST EXPENSE. Interest expense for the three months ended December 31, 1999 increased 75% to $.7million from $.4 million for the comparable 1998 period due to an increase in borrowing during the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the three months ended December 31, 1999, the Company generated $4.6 million from operating activities and received $3.5 million under its bank line of credit, and $4.5 million from equipment and mortgage financing (with repayments of $2.2 million). The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 29 restaurants, including the land for certain sites the Company expects to open in fiscal 2000. During the first three months of fiscal 2000 the Company opened one owned restaurant site and three leased sites. Capital expenditures totaled $7.8 million during the first three months of fiscal 2000 and $7.2 million for the comparable period in fiscal 1998. As of December 31, 1999, the Company operated 71 salad buffet restaurants, one Ladles and one small quick service restaurant.

   The cash investment required for the four restaurants opened during the three month period ending December 31, 1999 was $7.4 million including land and buildings, and excluding restaurant opening costs. The restaurant opening costs incurred during the three month period ending December 31, 1999 for the four restaurants opened was $393,000. The Company has signed 8 leases, and purchased 6 sites planned to open in fiscal 2000, and signed 1 lease for a site planned to open in fiscal 2001. In addition, the Company has signed 2 leases for Ladles fiscal 2000 sites, and signed 1 lease for the delivery and distribution center. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to remaining budgeted capital expenditures for fiscal 2000 of $25.0 million for new restaurant openings; the Company has a remaining budgeted $1.4 million in expenditures for fiscal 2000 for capital improvements at existing sites. See "BUSINESS RISKS - EXPANSION RISKS."

   The Company will need to rely on funds generated from operations to finance a portion of the expansion currently planned for fiscal 2000, as well as any expansion taking place after fiscal 2000. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all. See "BUSINESS RISKS - CAPITAL REQUIREMENTS."

   The Board of Directors of Garden Fresh Restaurant Corp. approved for the Company to begin operating a delivery and distribution center for the Souplantation, Sweet Tomatoes and Ladles restaurants on the West Coast.

   The delivery and distribution center is expected to begin operations on April 1, 2000. This decision by the officers and Board of Directors was based on the expiration of the current distribution vendor's contract on March 31, 2000, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business.

   The Company believes there will be an initial adverse impact to profitability associated with the startup of the distribution and delivery facility. The Company believes this operation in the long term will result in on going cost savings.

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

NEW ACCOUNTING STANDARD

   Effective October 1, 1999 the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, which are inclusive of pre-opening costs, should be expensed as incurred. As is typical in the restaurant industry, prior to October 1, 1999 the Company had deferred its restaurant pre-opening costs and amortized them over the twelve-month period following the opening of each respective restaurant. The Company recognized the cumulative effect of a change in accounting principle of $1.2 million, net of the related income tax effect of $.8 million.

   While total cash flows are unaffected by this change, pre-opening costs previously reported as cash used in the investing activities are now reported as a component of net cash provided by operating activities.


BUSINESS RISKS

   The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10-K. In addition to other information in this form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

   In fiscal 1998 and 1999, the Company experienced an increase of 7.5% and 3.7%, respectively, in comparable restaurant sales. In the first three months of fiscal 1999 and 2000, the Company's comparable restaurant sales increased 5.3% and 2.4% respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest. On August 1, 1999 the Company increased prices in most of its markets. To date, this increase has not resulted in fewer guests.

EXPANSION RISKS

   The Company opened ten salad buffet restaurants in fiscal 1999, in new and existing regions (Pacific Northwest, Florida, North Carolina, Texas, Georgia, Colorado and Nevada); and has opened four restaurants to date in fiscal 2000, all of which are in existing regions (Southern California, Florida). The Company currently intends to open sixteen additional restaurants in fiscal 2000. Subsequent to December 31, 1999 the Company has opened its second Ladles, A Soup and Salad Takery, a new take-out restaurant concept targeted for on-the-go families and busy professionals. The first two Ladles are located in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

RESTAURANT INDUSTRY AND COMPETITION

   The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-priced, full-service casual dining restaurants, as well as traditional self- service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors have been in existence longer than the Company, have more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

CAPITAL REQUIREMENTS

   In addition to funds generated from operations and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2000 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

COST SENSITIVITY

   The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance that the increases in hourly wage rates and the availability of part-time labor will not continue to impact the Company's ability to control costs in the future.

MINIMUM WAGE

   The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage and due to the tight part-time labor market resulting from historically low unemployment levels. These increases have resulted in a decrease in the Company's profitability. While there can be no assurance that the Company will be able to manage and absorb these increases in the future, the Company is exploring strategic ideas on how to better manage labor utilization in order to minimize the impact.

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

COMPUTER SYSTEMS AND YEAR 2000

   The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain information technology systems and their associated software ("IT Systems"), and certain equipment that utilizes programmable logic chips to control aspects of their operation ("embedded chip equipment"), may recognize "00" as the year 1900, "01" as the year 1901, etc. The year 2000 issue has not to date resulted in system failures or miscalculations causing disruptions of operations.

THE COMPANY'S STATE OF READINESS. The Company's operations were also dependent on the year 2000 readiness of third parties that do business with the Company. In particular, the Company's IT Systems interact with commercial electronic transaction processing systems to handle customer credit card purchases, and the Company is dependent on third-party suppliers of such infrastructure elements including, but not limited to, telephone service, electric power, water and banking services. The Company did not have any interruption of business as a result of any third party relationships.

COSTS. The Company did not incur significant costs to enable its proprietary accounting and management information software, and the hardware upon which it runs, is year 2000 compliant. Aggregate costs for year 2000 issues were below $25,000 and were expensed as incurred.

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

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

   Twenty-nine of the Company's seventy-one existing salad buffet restaurants are located in California, and sixteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in this region, including natural disasters or other acts of God. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is tied to the prime rate plus 25 basis points. As of December 31, 1999, the Company had $8.5 million in debt outstanding under the credit facility, an increase of $3.5 million since September 30, 1999. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $42,500 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

   The Company did not have any foreign currency or other market risk or any derivative financial instruments at December 31, 1999.

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

       (b) Report on Form 8-K:

           No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:                           GARDEN FRESH RESTAURANT CORP.
February 14, 2000                (Registrant)


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

10.9A ****   Amendment to the Company's Variable Deferred Compensation Plan for
             Executives

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

27.1         Financial Data Schedule

________________________

* Incorporated by reference from Exhibit 4.1 filed with the Company's Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Registration Statement on Form S-1 (No. 33- 90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed May 15, 1995, Exhibit
             10.2 is incorporated by reference from Exhibits 10.2 and 10.2A,
             Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit
             10.5 and 10.5A.

*** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10-Q filed with the SEC on February 13, 1998.

**** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form 10-Q filed with the SEC on April 28, 1998, as amended by Amendment No. 1 to Form 10-Q filed on April 28, 1998, Amendment No. 2 for Form 10-K filed on August 13, 1999, and Amendment No. 3 for Form 10-Q filed on December 29, 1999.

***** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.

****** Incorporated by reference from the Exhibits with corresponding numbers filed with the Company's Form S-8 (No. 333-93359) filed December 22, 1999.