Form 10-Q
period 2000-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2000-05-12
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q
                                  (Mark One)

/ X / 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For quarterly period ended March 31, 2000

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

    Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of Common Stock, $.01 par value, outstanding as of May 1, 2000 was 5,653,043. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX
                                                                           PAGE

PART I:	FINANCIAL INFORMATION

		Item 1:  Unaudited Financial Statements

            Balance Sheet at September 30, 1999 and
            March 31, 2000                                                    3

            Statement of Operations for the three and six months ended
            March 31, 1999 and March 31, 2000                                 4

            Statement of Cash Flows for the six months ended
            March 31, 1999 and March 31, 2000                                 5

            Notes to Unaudited Financial Statements                           6

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

		Item 3:  Quantitative and Qualitative Disclosures About Market Risk				15


PART II:	OTHER INFORMATION

   Item 1:  Legal Proceedings                                                16
   Item 2:  Changes in Securities                                            16
   Item 3:  Defaults Upon Senior Securities                                  16
   Item 4:  Submission of Matters to a Vote of Security Holders              16
   Item 5:  Other Information                                                16
   Item 6:  Exhibits and Reports on Form 8-K                                 18

GARDEN FRESH RESTAURANT CORP
Balance Sheet
(Dollars in thousands)
                                       September 30, 1999       March 31, 2000
                                                                 (Unaudited)
Assets

Cash and cash equivalents                   $         911         $      1,196
Inventories                                         4,277                5,564
Other current assets                                1,014                1,940
Deferred income taxes                                 460                1,401
                                               ----------            ---------
  Total current assets                              6,662               10,101

Property and equipment, net                       104,716              119,456
Intangible and other assets                         3,240                1,697
                                               ----------            ---------
Total assets                                $     114,618         $    131,254
                                               ==========            =========

Liabilities and Shareholders' Equity

Accounts payable                            $       4,075         $      8,891
Current portion of long-term debt                   7,512                8,739
Accrued liabilities                                 6,375                8,455
                                               ----------            ---------
       Total current liabilities                   17,962               26,085

Accrued rent                                        1,128                1,104
Deferred income taxes                               1,479                2,402
Deferred compensation                                 514                  801
Bank line of credit                                 5,001                6,010
Long term debt, net of current portion             21,685               26,406

Shareholders' equity:
  Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1999
   and March 31, 1999; 5,629,405 and
   5,643,383 issued and outstanding at
   September 30, 1999 and March 31, 2000,
   respectively                                        56                   56
  Paid-in capital                                  59,240               59,402
  Retained earnings                                 7,553                8,988
                                               ----------            ---------
        Total shareholders' equity                 66,849               68,446
                                               ----------            ---------

Total liabilities and shareholders' equity  $     114,618         $    131,254
                                               ==========            =========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                        March 31                                March 31
                                                 1999                 2000                1999                 2000
NET SALES                                $     32,900         $     40,783        $     61,348         $     76,485
                                          -----------          -----------         -----------          -----------
Costs and expenses:
  Cost of sales                                 8,423               10,190              15,897               19,267
  Restaurant operating expenses:
     Labor                                      9,807               12,763              18,609               24,366
     Occupancy and other expenses               6,846                8,575              13,190               16,512
  General and administrative expenses           2,136                2,690               3,939                5,017
  Restaurant opening costs                          -                  513                   -                1,045
  Depreciation and amortization expenses        2,243                2,291               4,462                4,447
                                          -----------          -----------         -----------          -----------
Total costs and expenses                       29,455               37,022              56,097               70,654

Operating income                                3,445                3,761               5,251                5,831

   Interest income                                 24                   38                  57                   67
   Interest expense                              (435)                (808)               (826)              (1,532)
   Other income (expense), net                    (26)                 105                 (67)                  50
                                          -----------          -----------         -----------          -----------
Income before income taxes and
  cumulative effect of accounting change        3,008                3,096               4,415                4,416

Provision for income taxes                     (1,167)              (1,229)             (1,733)              (1,748)
                                          -----------          -----------         -----------          -----------
Income before cumulative effect of
  accounting change                      $      1,841         $      1,867        $      2,682         $      2,668

Cumulative effect of change in
  accounting for startup costs, net of
  income tax benefit of $800                        -                    -                   -               (1,233)
                                          -----------          -----------         -----------          -----------
Net income                               $      1,841         $      1,867        $      2,682         $      1,435
                                          -----------          -----------         -----------          -----------
Basic net income per share:
  Income before cumulative effect
    of accounting change                 $       0.33         $       0.33        $       0.48         $       0.47
  Cumulative effect of change in
    accounting for startup costs                    -                    -                   -                (0.22)
                                          -----------          -----------         -----------          -----------
  Net income                             $       0.33         $       0.33        $       0.48         $       0.25
                                          ===========          ===========         ===========          ===========
Shares used in computing
basic net income per share                      5,555                5,641               5,565                5,639
                                          ===========          ===========         ===========          ===========

Diluted net income per share:
  Income before cumulative effect
    of accounting change                 $       0.32         $       0.32        $       0.46         $       0.46
  Cumulative effect of change in
    accounting for startup costs                    -                    -                   -                (0.21)
                                          -----------          -----------         -----------          -----------
  Net income                             $       0.32         $       0.32        $       0.46         $       0.25
                                          ===========          ===========         ===========          ===========

Shares used in computing
diluted net income per share                    5,817                5,796               5,845                5,833
                                          ===========          ===========         ===========          ===========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                        Six Months Ended
                                             March 31, 1999    March 31, 2000
OPERATING ACTIVITIES:
Net income                                      $     2,682       $     1,435
Adjustments to reconcile net income
to net cash provided by operating activities:
     Cumulative effect of accounting change,
       net of income taxes                                -             1,233
     Depreciation and amortization expenses           4,462             4,447
     Loss on disposal of property                        75               105
     Provision for deferred income taxes                544               782
     Tax benefits from exercise of stock options        348                 5
     Changes in operating assets and liabilities:
       Increase in inventories                         (264)           (1,287)
       Increase in other assets                        (906)             (926)
       Increase in accounts payable                     848             2,046
       Increase in accrued liabilities                2,542             2,080
       Decrease in accrued rent                         (57)              (24)
       Increase in deferred compensation                154               287
                                                   --------          --------

Net cash provided by operating activities            10,428            10,183
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                     (12,413)          (14,418)
     Existing restaurant additions                   (1,127)           (2,070)
     Increase in intangible and other assets         (1,391)             (524)
                                                   --------          --------
Net cash used in investing activities               (14,931)          (17,012)
                                                   --------          --------

FINANCING ACTIVITIES:
Borrowings under line of credit                       4,175             1,009
Proceeds from long-term debt                          2,597             9,528
Repayment of long-term debt                          (3,224)           (3,580)
Net proceeds from issuance of common stock              914               157
Repurchase of common stock                           (1,734)                -
                                                   --------          --------
Net cash provided by financing activities             2,278             7,114
                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                          (1,775)              285

Cash and cash equivalent at beginning of period       3,382               911
                                                   --------          --------

Cash and cash equivalent at end of period       $     1,607      $      1,196
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

   Potential issuances of common stock of 262,000 and 155,000 shares for the three month periods ended March 31, 1999 and 2000, respectively, and 280,000 and 194,000 shares for the six month periods ended March 31, 1999 and 2000, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented.

3. ACCOUNTING CHANGE

   Effective October 1, 1999 the Company adopted Statement of Position 98-5 "Reporting on the Costs of Startup Activities", (SOP 98-5) and began expensing startup costs as incurred. Following are the pro forma effects on net income assuming retroactive application of SOP 98-5.

                                                    Three Months Ended                            Six Months Ended
                                            March 31, 1999      March 31, 2000          March 31, 1999      March 31, 2000
Pro forma:
  Net income                                        $1,765             $1,867                   $2,664             $2,678
  Basic net income per share                           .32                .33                      .48                .47
  Diluted net income per share                      $  .30             $  .32                   $  .46             $  .46

Historical
  Net income                                        $1,841             $1,867                   $2,682             $1,435
  Basic net income per share                           .33                .33                      .48                .25
  Diluted net income per share                      $  .32             $  .32                   $  .46             $  .25


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

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

5. SUBSEQUENT EVENTS

   The Board of Directors of Garden Fresh Restaurant Corp. approved for the Company to begin operating a delivery and distribution center for the Souplantation, Sweet Tomatoes and Ladles restaurants on the West Coast.

The delivery and distribution center began operations on April 1, 2000.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

      ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

   The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "planned," "budgeted," and "seeks," are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, budgeted capital expenditures and are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants and budgeted capital expenditures could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

QUARTERLY RESULTS

   The following table sets forth the percentage of net sales of certain items included in the Company's statement of operations for the periods indicated. (Unaudited)

                                               Three Months Ended                  Six Months Ended
                                        March 31, 1999    March 31, 2000   March 31, 1999   March 31, 2000
NET SALES                                    100.0%            100.0%          100.0%            100.0%
                                             -----             -----           -----             -----
COST AND EXPENSES:
  Cost of sales                               25.6%             25.0%           25.9%             25.2%
  Restaurant operating expenses:
    Labor                                     29.8%             31.3%           30.3%             31.9%
    Occupancy and other expenses              20.8%             21.0%           21.5%             21.6%
  General and administrative expenses          6.5%              6.6%            6.4%              6.6%
  Restaurant opening costs                     0.0%              1.3%            0.0%              1.3%
  Depreciation and amortization expenses       6.8%              5.6%            7.3%              5.8%
                                             -----             -----           -----             -----
Total costs and expenses                      89.5%             90.8%           91.4%             92.4%
                                             -----             -----           -----             -----
Operating Income                              10.5%              9.2%            8.6%              7.6%
  Interest income                              0.0%              0.1%            0.1%              0.1%
  Interest expense                            (1.3%)            (2.0%)          (1.4%)            (2.0%)
  Other income (expense), net                 (0.1%)             0.3%           (0.1%)             0.1%
                                             -----             -----           -----             -----
Income before income taxes and cumulative
  effect of accounting change                  9.1%              7.6%            7.2%              5.8%
Provision for income taxes                    (3.5%)            (3.0%)          (2.8%)            (2.3%)
                                             -----             -----           -----             -----
Income before cumulative effect of
  accounting change                            5.6%              4.6%            4.4%              3.5%
                                             -----             -----           -----             -----
Cumulative effect of accounting for
  startup costs, net of income tax benefit       -                 -               -              (1.6%)
                                             -----             -----           -----             -----
Net income                                     5.6%              4.6%            4.4%              1.9%

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

   NET SALES. Net sales for the three months ended March 31, 2000 increased 24.0% to $40.8 million from $32.9 million for the comparable 1999 period. This increase was primarily due to the opening of eleven salad buffet restaurants and two Ladles restaurants since the comparable 1999 period and the increase in comparable restaurant sales of 2.4%.

   COST OF SALES. Cost of sales for the three months ended March 31, 2000 increased 21.4% to $10.2 million from $8.4 million for the comparable 1999 period. This increase was due to the addition of eleven salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period. As a percentage of net sales, cost of sales decreased to 25.0% from 25.6% since the comparable 1999 period due to an increase in average meal price effective August 1, 1999, in most regions.

   LABOR EXPENSE. Labor expense for the three months ended March 31, 2000 increased 30.6% to $12.8 million from $9.8 million for the comparable 1999 period. This increase was due to the addition of eleven salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period and higher hourly wage rates. As a percentage of net sales, the labor expense increased 1.5% to 31.3% from 29.8% in the comparable 1999 period due to an increase in the average hourly wage rate of $.25.

   OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the three months ended March 31, 2000 increased 26.5% to $8.6 million from $6.8 million for the comparable 1999 period. This was due primarily to the addition of eleven salad buffet restaurants and two Ladles restaurants. Occupancy and other operating costs as a percentage of net sales approximated the comparable 1999 period.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended March 31, 2000 increased 28.6% to $2.7 million from $2.1 million for the comparable 1999 period. 14.4% of this increase was due to personnel costs, 5.9% was due to costs associated with training and management development, 5.1% was due to administrative startup for distribution and 3.2% was due to other general and administrative support costs. As a percentage of net sales, general and administrative expenses increased .1% to 6.6% from 6.5% for the comparable 1999 period.

   RESTAURANT OPENING COSTS. Restaurant opening costs for the three months ended March 31, 2000 was $.5 million or 1.3% of sales. Prior to the implementation of SOP 98-5, in the 1999 period $.5 million of startup costs were amortized and included in depreciation and amortization expenses.

   DEPRECIATION AND AMORTIZATION EXPENSES.    Depreciation and amortization
expenses for the three months ended March 31, 2000 increased 4.5% to $2.3 million from $2.2 million for the comparable 1999 period. This was due to additional depreciation for the eleven salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period, partially offset by decreased amortization resulting from the change in accounting for startup expense effective October 1, 1999, which are now being expensed as incurred. Depreciation and amortization expense as a percentage of net sales decreased 1.2% to 5.6%, from 6.8% for the comparable 1999.

   INTEREST INCOME. Interest income for the three months ended March 31, 2000 increased 58.3% to $38,000 from $24,000 for the comparable 1999 period. The increase in interest income was due to higher cash invested during the 2000 period.

   INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 increased 100% to $.8 million from $.4 million for the comparable 1999 period due to an increase in borrowing since the 2000 period.

   OTHER INCOME AND EXPENSE, NET. Other income and expense for the three months ended March 31, 2000 increased due to insurance reimbursement for the loss of business at a San Diego restaurant, which burned down after the close of business on December 31, 1999.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

   NET SALES. Net sales for the six months ended March 31, 2000 increased 24.8% to $76.5 million from $61.3 million for the comparable 1999 period. This increase was primarily due to the opening of eleven salad buffet restaurants and two Ladles restaurants since the comparable 1999 period and the increase in comparable restaurant sales of 2.4%.

   COST OF SALES. Cost of sales for the six months ended March 31, 2000 increased 21.4% to $19.3 million from $15.9 million for the comparable 1999 period. This increase was due to the addition of eleven salad buffet restaurants and two Ladles restaurants since the comparable 1999 period. As a percentage of net sales, cost of sales decreased to 25.2% from 25.9% since the comparable 1999 period due to an increase in average meal price effective August 1, 1999, in most regions.

   LABOR EXPENSE. Labor expense for the six months ended March 31, 2000 increased 31.2% to $24.4 million from $18.6 million for the comparable 1999 period. This increase was due to wage rate increases totaling 3.8% and increased personnel associated with the eleven salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period totaling 27.4%. As a percentage of net sales, the labor expense increased 1.6% to 31.9% from 30.3% in the comparable 1999 period due to an increase in wages, and the addition of eleven salad buffet restaurants and two Ladles restaurants, which due to efficiency ramp down, utilized higher than historical labor hours during the first ninety days of operations.

   OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the six months ended March 31, 2000 increased 25.0% to $16.5 million from $13.2 million for the comparable 1999 period. This was due to the addition of eleven salad buffet restaurants and two Ladles restaurants. Occupancy and other operating costs as a percentage of net sales increased .1% to 21.6% from 21.5% for the comparable 1999 period.

   GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended March 31, 2000 increased 28.2% to $5.0 million from $3.9 million for the comparable 1999 period. 12.6% of this increase was due to personnel costs, 4.9% was due to costs associated with training and management development, 2.6% was due to administrative startup for distribution and 8.1%
was other general and administrative support costs.   As a percentage of net
sales, general and administrative expenses increased .2% to 6.6% from 6.4% for
the comparable 1999 period.   This was due to additional personnel to support
new stores and distribution startup costs.

   RESTAURANT OPENING COSTS. Restaurant opening costs for the six months ended March 31, 2000 was $1.0 million or 1.3% of sales. Prior to the implementation of SOP 98-5, in the 1999 period $1.1 million of startup costs were amortized and included in depreciation and amortization expenses.

   DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the six months ended March 31, 2000 remained flat compared to the 1999 period. Depreciation and amortization expense as a percentage of net sales decreased 1.5% to 5.8%, from 7.3% for the comparable 1999. This was due to additional depreciation for the eleven salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period, and decreased amortization resulting from the change in accounting for startup expense effective October 1, 1999, which are now being expensed as incurred.

   INTEREST INCOME. Interest income for the six months ended March 31, 2000 increased 17.5% to $67,000 and $57,000, respectively.

   INTEREST EXPENSE. Interest expense for the six months ended March 31, 2000 increased 87.5% to $1.5 million from $.8 million for the comparable 1999 period, due to additional borrowings since the 1999 period

   OTHER INCOME AND EXPENSE, NET. Other income and expense for the six months ended March 31, 2000 increased due to insurance reimbursement for the loss of business at a San Diego restaurant, which burned down after the close of business on December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the six months ended March 31, 2000, the Company generated $10.2 million from operating activities and received a net of $1.0 million under its bank line of credit, and $9.5 million from equipment and mortgage financing (with repayments of $3.6 million). The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations, however the Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 30 restaurants, including the land for certain sites the Company expects to open in fiscal 2000. During the first six months of fiscal 2000 the Company opened one owned restaurant site and four leased sites. Capital expenditures totaled $16.5 million during the first six months of fiscal 2000 and $13.5 million for the comparable period in fiscal 1999. As of March 31, 2000, the Company operated 71 salad buffet restaurants, two Ladles and one small quick service restaurant.

   The cash investment required for the five salad buffet restaurants opened during the six month period ending March 31, 2000 was $9.4 million including land and buildings, and excluding restaurant opening costs. The restaurant opening costs incurred during the six month period ending March 31, 2000 for the five restaurants opened was $540,000. The Company has signed 9 leases, and purchased 3 sites planned to open in fiscal 2000, and signed 2 leases and opened 2 escrows for sites planned to open in fiscal 2001. The cash investment to open a new restaurant typically includes the purchase and installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to remaining budgeted capital expenditures for fiscal 2000 of $17.5 million for new restaurant openings; the Company has a remaining budgeted $.3 million in expenditures for fiscal 2000 for capital improvements at existing sites. See "Business Risks - Expansion Risks."

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

   The delivery and distribution center for the Souplantation, Sweet Tomatoes and Ladles restaurants on the West Coast began operations on April 1, 2000. This decision by the officers and Board of Directors was based on the expiration of the current distribution vendor's contract on March 31, 2000, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business.

   The capital expenditures, to date associated with the startup of the distribution and delivery facility, which opened April 1, 2000, was $264,0000. The Company believes this operation in the long term will result in on going cost savings.

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

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

   In fiscal 1998 and 1999, respectively, the Company experienced an increase of 7.5% and an increase of 3.7% in comparable restaurant sales. In the first six months of fiscal 1999 and 2000, respectively, the Company's comparable restaurant sales increased by 5.3% and 2.4%, respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest. On August 1, 1999 the Company increased prices in most of its markets. To date, this increase has not resulted in fewer guests.

EXPANSION RISKS

   The Company opened ten salad buffet restaurants and one Ladles restaurant in fiscal 1999, in new and existing regions (Pacific Northwest, Florida, North Carolina, Texas, Georgia, Colorado and Nevada); and has opened eight salad buffet restaurants and one Ladles restaurant to date in fiscal 2000, seven salad buffet restaurants are in existing regions (Southern California, Florida, Houston, Colorado). One salad buffet restaurant was opened in the new region of Missouri. The Company currently intends to open twelve additional restaurants in fiscal 2000. Both Ladles restaurants are located in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening, including higher labor utilization during the first ninety days. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

RESTAURANT INDUSTRY AND COMPETITION

   The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company's primary competitors include mid-priced, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company's has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company's competitors expand operations in various geographic areas. Such increased competition could increase the Company's operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company's competitors have been in existence longer than the Company, have more established market presence, have more experienced distribution and delivery personnel, and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company's concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

COST SENSITIVITY

   The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries, including it's own distribution services subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance that the increases in hourly wage rates and the availability of part- time labor will not continue to impact the Company's ability to control costs in the future.

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

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

   Twenty-nine of the Company's seventy-four existing salad buffet restaurants are located in California, and seventeen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. As a result of the

Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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


DISTRIBUTION CENTER

   The Company's West Coast restaurant's food and supplies costs are heavily dependent upon the results of operation and efficiency of the Company's new distribution center. Increasing fuel costs and hourly wage rates could adversely affect the distribution's ability to deliver groceries at favorable costs in the future. In addition, the Company's management has little experience operating a distribution center and may not be able to achieve cost savings.

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is the prime rate plus 25 basis points. The interest rate as of March 31, 2000 was 9.5%, an increase of .5% since September 30, 1999. As of March 31, 2000, the Company had $6.0 million in debt outstanding under the credit facility, an increase of $1.0 million since September 30, 1999. Based on a hypothetical 50 basis point adverse change in prime rates, interest expense would increase by approximately $30,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

   The Company did not have any foreign currency or other market risk or any derivative financial instruments at March 31, 2000.

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

Item 2. Changes in Securities                             Not Applicable

Item 3. Default Upon Senior Securities                    Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company's Annual Stockholder Meeting was held on March 7, 2000. The election of one (1) director and the ratification of appointment of independent accountants were presented for shareholder approval. The results are listed below:

             ELECTION OF ONE CLASS A DIRECTOR:

             Director           Total Votes For     Total Votes Against
             ---------------    ---------------     -------------------

             Michael P. Mack    5,105,844           40,100

             RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS:

             For        Against   Abstain     Non-Vote
             ---------  -------   -------     --------

             5,111,007  2,385     32,552      0

Item 5. Other Information                                 Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            The Exhibits required by Item 6(a) of the report are listed in the
            Exhibit Index on page 18 herewith.

        (b) Report on Form 8-K:

            No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:
                                     GARDEN FRESH RESTAURANT CORP.
May 12, 2000                         (Registrant)


                                    /s/ Michael P. Mack
                                    --------------------
                                    Michael P. Mack
                                    Chief Executive Officer/President
                                    (Principal Executive Officer)


                                    /s/ David W. Qualls
                                    -------------------
                                    David W. Qualls
                                    Chief Financial Officer
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