Form 10-Q/A
period 2000-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2000-05-15
CIK 942133

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

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                        Six Months Ended
                                             March 31, 1999    March 31, 2000
OPERATING ACTIVITIES:
Net income                                      $     2,682       $     1,435
Adjustments to reconcile net income
to net cash provided by operating activities:
     Cumulative effect of accounting change,
       net of income taxes                                -             1,233
     Depreciation and amortization expenses           4,462             4,447
     Loss on disposal of property                        75               105
     Provision for deferred income taxes                544               782
     Tax benefits from exercise of stock options        348                 5
     Changes in operating assets and liabilities:
       Increase in inventories                         (264)           (1,287)
       Increase in other assets                        (906)             (926)
       Increase in accounts payable                     848             2,046
       Increase in accrued liabilities                2,542             2,080
       Decrease in accrued rent                         (57)              (24)
       Increase in deferred compensation                154               287
                                                   --------          --------

Net cash provided by operating activities            10,428            10,183
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                     (12,413)          (14,418)
     Existing restaurant additions                   (1,127)           (2,070)
     Increase in intangible and other assets         (1,391)             (524)
                                                   --------          --------
Net cash used in investing activities               (14,931)          (17,012)
                                                   --------          --------

FINANCING ACTIVITIES:
Borrowings under line of credit                       4,175             1,009
Proceeds from long-term debt                          2,597             9,528
Repayment of long-term debt                          (3,224)           (3,580)
Net proceeds from issuance of common stock              914               157
Repurchase of common stock                           (1,734)                -
                                                   --------          --------

Net cash provided by financing activities             2,728             7,114

                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                          (1,775)              285

Cash and cash equivalent at beginning of period       3,382               911
                                                   --------          --------

Cash and cash equivalent at end of period       $     1,607      $      1,196
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