Form 10-Q
period 2000-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2000-08-14
CIK 942133

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q
                                  (Mark One)

/ X / 		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For quarterly period ended June 30, 2000

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


The number of shares of Common Stock, $.01 par value, outstanding as of August 4, 2000 was 5,654,311. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX
                                                                           PAGE

PART I:  FINANCIAL INFORMATION

   Item 1:  Unaudited Financial Statements

            Balance Sheet at September 30, 1999 and
            June 30, 2000                                                     3

            Statement of Operations for the three and nine months ended
            June 30, 1999 and June 30, 2000                                   4

            Statement of Cash Flows for the nine months ended
            June 30, 1999 and June 30, 2000                                   5

            Notes to Unaudited Financial Statements                           6

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

   Item 3:  Quantitative and Qualitative Disclosures About Market Risk       15


PART II: OTHER INFORMATION

   Item 1:  Legal Proceedings                                                16
   Item 2:  Changes in Securities                                            16
   Item 3:  Defaults Upon Senior Securities                                  16
   Item 4:  Submission of Matters to a Vote of Security Holders              16
   Item 5:  Other Information                                                16
   Item 6:  Exhibits and Reports on Form 8-K                                 16

Balance Sheet
(Dollars in thousands)
                                       September 30, 1999        June 30, 2000
                                                                 (Unaudited)
Assets

Cash and cash equivalents                   $         911         $      1,634
Inventories                                         4,277                6,190
Other current assets                                1,014                2,400
Deferred income taxes                                 460                1,468
                                               ----------            ---------
  Total current assets                              6,662               11,692

Property and equipment, net                       104,716              128,554
Intangible and other assets                         3,240                1,756
                                               ----------            ---------
Total assets                                $     114,618         $    142,002
                                               ==========            =========

Liabilities and Shareholders' Equity

Accounts payable                            $       4,075         $      6,352
Current portion of long-term debt                   7,512                9,891
Accrued liabilities                                 6,375                8,901
                                               ----------            ---------
       Total current liabilities                   17,962               25,144

Accrued rent                                        1,128                1,092
Deferred gain on sale - leaseback of property           -                  129
Deferred income taxes                               1,479                3,453
Deferred compensation                                 514                  872
Bank line of credit                                 5,001               10,510
Long-term debt, net of current portion             21,685               30,364

Shareholders' equity:
  Common stock, $.01 par value; 12,000,000
   shares authorized at September 30, 1999
   and June 30, 2000, respectively; 5,629,405
   and 5,654,211 issued and outstanding at
   September 30, 1999 and June 30, 2000,
   respectively                                        56                   56
  Paid-in capital                                  59,240               59,500
  Retained earnings                                 7,553               10,882
                                               ----------            ---------
        Total shareholders' equity                 66,849               70,438
                                               ----------            ---------

Total liabilities and shareholders' equity  $     114,618         $    142,002
                                               ==========            =========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                   Three Months Ended                      Nine Months Ended
                                                         June 30                                 June 30
                                                 1999                 2000                1999                 2000
NET SALES                                $     34,055         $     42,657        $     95,403         $    119,142
                                          -----------          -----------         -----------          -----------
Costs and expenses:
  Cost of sales                                 8,650               10,838              24,547               30,104
  Restaurant operating expenses:
     Labor                                     10,236               13,123              28,845               37,489
     Occupancy and other expenses               6,944                8,634              20,134               25,146
  General and administrative expenses           1,894                2,562               5,833                7,579
  Restaurant opening costs                          -                1,040                   -                2,086
  Depreciation and amortization expenses        2,465                2,502               6,927                6,949
                                          -----------          -----------         -----------          -----------
Total costs and expenses                       30,189               38,699              86,286              109,353

Operating income                                3,866                3,958               9,117                9,789

   Interest income                                 14                   37                  71                  104
   Interest expense                              (456)                (928)             (1,282)              (2,460)
   Other income (expense), net                    (55)                  29                (122)                  80
                                          -----------          -----------         -----------          -----------
Income before income taxes and
  cumulative effect of accounting change        3,369                3,096               7,784                7,513

Provision for income taxes                     (1,314)              (1,202)             (3,047)              (2,951)
                                          -----------          -----------         -----------          -----------
Income before cumulative effect of
  accounting change                             2,055                1,894               4,737                4,562

Cumulative effect of change in
  accounting for startup costs, net of
  income tax benefit of $800                        -                    -                   -               (1,233)
                                          -----------          -----------         -----------          -----------
Net income                               $      2,055         $      1,894        $      4,737         $      3,329
                                          ===========          ===========         ===========          ===========
Basic net income per share:
  Income before cumulative effect
    of accounting change                 $       0.37         $       0.34        $       0.85         $       0.81
  Cumulative effect of change in
    accounting for startup costs                    -                    -                   -                (0.22)
                                          -----------          -----------         -----------          -----------
  Net income                             $       0.37         $       0.34        $       0.85         $       0.59
                                          ===========          ===========         ===========          ===========
Shares used in computing
basic net income per share                      5,558                5,653               5,587                5,644
                                          ===========          ===========         ===========          ===========

Diluted net income per share:
  Income before cumulative effect
    of accounting change                 $       0.35         $       0.33        $       0.81         $       0.78
  Cumulative effect of change in
    accounting for startup costs                    -                    -                   -                (0.21)
                                          -----------          -----------         -----------          -----------
  Net income                             $       0.35         $       0.33        $       0.81         $       0.57
                                          ===========          ===========         ===========          ===========

Shares used in computing
diluted net income per share                    5,880                5,761               5,881                5,809
                                          ===========          ===========         ===========          ===========

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                       Nine Months Ended
                                              June 30, 1999     June 30, 2000
OPERATING ACTIVITIES:
Net income                                      $     4,737       $     3,329
Adjustments to reconcile net income
to net cash provided by operating activities:
     Cumulative effect of accounting change,
       net of income taxes                                -             1,233
     Depreciation and amortization expenses           6,927             6,949
     Loss on disposal of property                       130               275
     Provision for deferred income taxes                515             1,766
     Tax benefit from exercise of stock options         561                 9
     Gain on sale - leaseback of property                 -               130
     Amortization of deferred gain on sale -
       leaseback of property                              -                (1)
     Changes in operating assets and liabilities:
       Increase in inventories                         (289)           (1,913)
       Increase in other assets                      (1,643)           (1,386)
       Increase in accounts payable                   1,805             1,019
       Increase in accrued liabilities                2,988             2,526
       Decrease in accrued rent                         (86)              (36)
       Increase in deferred compensation                202               358
                                                   --------          --------

Net cash provided by operating activities            15,847            14,258
                                                   --------          --------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
     New restaurant development                     (22,962)          (29,089)
     Existing restaurant additions                   (1,856)           (3,142)
     Increase in intangible and other assets         (1,930)             (585)
Proceeds from sale - leaseback of property                -             2,463
                                                   --------          --------
Net cash used in investing activities               (26,748)          (30,353)
                                                   --------          --------

FINANCING ACTIVITIES:
Net borrowings under line of credit                   3,355             5,509
Proceeds from long-term debt                         10,310            16,600
Repayment of long-term debt                          (4,514)           (5,542)
Net proceeds from issuance of common stock            1,425               251
Repurchase of common stock                           (1,907)                -
                                                   --------          --------
Net cash provided by financing activities             8,669            16,818
                                                   --------          --------

Net increase (decrease) in cash and cash
equivalents                                          (2,232)              723

Cash and cash equivalent at beginning of period       3,382               911
                                                   --------          --------

Cash and cash equivalent at end of period       $     1,150      $      1,634
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

2. NET INCOME PER SHARE

     Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed on the weighted average number of common shares and potential common shares, which includes options under the Company's stock option plans computed using the treasury stock method and common shares which could be issued under the Company's Employee Stock Purchase Plan.

     Potential issuances of common stock of 108,000 and 322,000 shares for the three month periods ended June 30, 2000 and 1999, respectively, and 165,000 and 294,000 shares for the nine month periods ended June 30, 2000 and 1999, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. Options to purchase 498,000 and 182,000 shares of common stock for the three and nine month periods ended June 30, 2000 respectively were not included in the calculation of diluted net income per share because the effects of these instruments were anti-dilutive.

3. ACCOUNTING CHANGE

     Effective October 1, 1999 the Company adopted Statement of Position 98-5 "Reporting on the Costs of Startup Activities", (SOP 98-5) and began expensing startup costs as incurred. Following are the pro forma effects on net income assuming retroactive application of SOP 98-5.

                                                    Three Months Ended                           Nine Months Ended
                                             June 30, 1999       June 30, 2000           June 30, 1999       June 30, 2000
Pro forma:
  Net income                                        $2,173             $1,894                   $4,880             $4,562
  Basic net income per share                          0.39               0.34                     0.87               0.81
  Diluted net income per share                      $ 0.37             $ 0.33                   $ 0.83             $ 0.78

Historical
  Net income                                        $2,055             $1,894                   $4,737             $3,329
  Basic net income per share                          0.37               0.34                     0.85               0.59
  Diluted net income per share                      $ 0.35             $ 0.33                   $ 0.81             $ 0.57


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

5. SALE - LEASEBACK

     In May 2000, the Company entered into a sale - leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site in Beaverton, Oregon. The Company received net proceeds of $2.5 million and recorded deferred gain of $130,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease.

6. LINE OF CREDIT

    In June 2000, the Company increased the funds available under its bank line of credit from $10 million to $12 million. The line of credit matures on December 31, 2001. The outstanding principal balance bears interest at the prime rate or 20 basis points above LIBOR.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

      ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "planned," and "budgeted," are forward looking statements. These forward looking statements, including statements regarding the Company's expansion efforts and plans to open new restaurants, budgeted capital expenditures and improved service and savings that may result from the Company's distribution center are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among factors that could cause actual results to differ materially are the factors set below under the heading "Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants and budgeted capital expenditures could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds.

                                               Three Months Ended                 Nine Months Ended
                                         June 30, 1999     June 30, 2000    June 30, 1999    June 30, 2000
NET SALES                                    100.0%            100.0%          100.0%            100.0%
                                             -----             -----           -----             -----
COST AND EXPENSES:
  Cost of sales                               25.4%             25.4%           25.7%             25.3%
  Restaurant operating expenses:
    Labor                                     30.0%             30.8%           30.2%             31.5%
    Occupancy and other expenses              20.4%             20.2%           21.1%             21.1%
  General and administrative expenses          5.6%              6.0%            6.1%              6.4%
  Restaurant opening costs                     0.0%              2.4%            0.0%              1.7%
  Depreciation and amortization expenses       7.2%              5.9%            7.3%              5.8%
                                             -----             -----           -----             -----
Total costs and expenses                      88.6%             90.7%           90.4%             91.8%
                                             -----             -----           -----             -----
Operating Income                              11.4%              9.3%            9.6%              8.2%
  Interest income                              0.0%              0.1%            0.0%              0.1%
  Interest expense                            (1.3%)            (2.2%)          (1.3%)            (2.1%)
  Other income (expense), net                 (0.2%)             0.0%           (0.1%)             0.1%
                                             -----             -----           -----             -----
Income before income taxes and cumulative
  effect of accounting change                  9.9%              7.2%            8.2%              6.3%
Provision for income taxes                    (3.9%)            (2.8%)          (3.2%)            (2.5%)
                                             -----             -----           -----             -----
Income before cumulative effect of
  accounting change                            6.0%              4.4%            5.0%              3.8%
                                             -----             -----           -----             -----
Cumulative effect of accounting for
  startup costs, net of income tax benefit       -                 -               -              (1.0%)
                                             =====             =====           =====             =====
Net income                                     6.0%              4.4%            5.0%              2.8%

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales for the three months ended June 30, 2000 increased 25.2% to $42.7 million from $34.1 million for the comparable 1999 period. This increase was primarily due to the opening of eighteen salad buffet restaurants and two Ladles restaurants since the comparable 1999 period and the increase in comparable restaurant sales of 2.8%.

     COST OF SALES. Cost of sales for the three months ended June 30, 2000 increased 24.1% to $10.8 million from $8.7 million for the comparable 1999 period. This increase was due primarily to the addition of eighteen salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period. Cost of sales as a percentage of net sales approximated the comparable 1999 period. An increase in the overall average meal price was offset primarily by higher food costs in new regions.

     LABOR EXPENSE. Labor expense for the three months ended June 30, 2000 increased 28.4% to $13.1 million from $10.2 million for the comparable 1999 period. This increase was due to the addition of eighteen salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period and higher hourly wage rates. As a percentage of net sales, the labor expense increased 0.8% to 30.8% from 30.0% in the comparable 1999 period due to an increase in the average hourly wage rate of $.26.

     OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the three months ended June 30, 2000 increased 24.6% to $8.6 million from $6.9 million for the comparable 1999 period. This was due primarily to the addition of eighteen salad buffet restaurants and two Ladles restaurants. Occupancy and other operating costs as a percentage of net sales approximated the comparable 1999 period. In the three months ended June 30, 2000, the Company began experiencing increases in utility rates, primarily in Southern California.
This trend has increased and may have a greater impact on future other operating costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2000 increased 36.8% to $2.6 million from $1.9 million for the comparable 1999 period. 16.7% of this increase was due to personnel costs, 8.8% was due to costs associated with training and management development and 11.3% was due to other general and administrative support costs. As a percentage of net sales, general and administrative expenses increased 0.4% to 6.0% from 5.6% for the comparable 1999 period.

     RESTAURANT OPENING COSTS. Restaurant opening costs for the three months ended June 30, 2000 were $1.0 million or 2.4% of sales. Prior to the implementation of SOP 98-5, in the 1999 period $.6 million of startup costs were amortized and included in depreciation and amortization expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES.    Depreciation and amortization
expenses for the three months ended June 30, 2000 were $2.5 million, which approximated the comparable 1999 period. Additional depreciation for the eighteen salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period, were offset by decreased amortization resulting from the change in accounting for startup costs effective October 1, 1999, which are now being expensed as incurred. Depreciation and amortization expense as a percentage of net sales decreased 1.3% to 5.9%, from 7.2% for the comparable 1999.

     INTEREST INCOME. Interest income for the three months ended June 30, 2000 increased to $37,000 from $14,000 for the comparable 1999 period. The increase in interest income was due to higher cash invested during the 2000 period.

     INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 increased 80% to $.9 million from $.5 million for the comparable 1999 period due to an increase in borrowing since the 1999 period.

     OTHER INCOME AND EXPENSE, NET. Other income and expense for the three months ended June 30, 2000 increased due to insurance reimbursement for the loss of business at a San Diego restaurant, which burned down after the close of business on December 31, 1999.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

     NET SALES. Net sales for the nine months ended June 30, 2000 increased 24.8% to $119.1 million from $95.4 million for the comparable 1999 period.
This increase was primarily due to the opening of eighteen salad buffet restaurants and two Ladles restaurants since the comparable 1999 period and the increase in comparable restaurant sales of 3.4%.

     COST OF SALES. Cost of sales for the nine months ended June 30, 2000 increased 22.9% to $30.1 million from $24.5 million for the comparable 1999 period. This increase was due to the addition of eighteen salad buffet restaurants and two Ladles restaurants since the comparable 1999 period. As a percentage of net sales, cost of sales decreased to 25.3% from 25.7% since the comparable 1999 period due to an increase in average meal price effective August 1, 1999, in most regions.

     LABOR EXPENSE. Labor expense for the nine months ended June 30, 2000 increased 30.2% to $37.5 million from $28.8 million for the comparable 1999 period. This increase was due to wage rate increases totaling 2.7% and increased personnel associated with the eighteen salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period totaling 27.5%. As a percentage of net sales, labor expense increased 1.3% to 31.5% from 30.2% in the comparable 1999 period due to an increase in wages, and the addition of eighteen salad buffet restaurants and two Ladles restaurants, which due to efficiency ramp down, utilized higher than historical labor hours during the first ninety days of operations.

     OCCUPANCY AND OTHER EXPENSES. Occupancy and other operating costs for the nine months ended June 30, 2000 increased 24.9% to $25.1 million from $20.1 million for the comparable 1999 period. This was due to the addition of eighteen salad buffet restaurants and two Ladles restaurants. Occupancy and other operating costs as a percentage of net sales approximated the comparable 1999 period.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended June 30, 2000 increased 31.0% to $7.6 million from $5.8 million for the comparable 1999 period. 15.4% of this increase was due to personnel costs, 6.1% was due to costs associated with training and management development, 1.8% was due to administrative startup for distribution and 7.7%
was other general and administrative support costs.   As a percentage of net
sales, general and administrative expenses increased .3% to 6.4% from 6.1% for the comparable 1999 period. This was due to additional personnel to support new stores and distribution center startup costs.

     RESTAURANT OPENING COSTS. Restaurant opening costs for the nine months ended June 30, 2000 were $2.1 million or 1.7% of sales. Prior to the implementation of SOP 98-5, in the 1999 period $1.7 million of startup costs were amortized and included in depreciation and amortization expenses.

     DEPRECIATION AND AMORTIZATION EXPENSES.   Depreciation and amortization
expenses for the nine months ended June 30, 2000 remained flat compared to the 1999 period. Depreciation and amortization expense as a percentage of net sales decreased 1.5% to 5.8%, from 7.3% for the comparable 1999. Additional depreciation for the eighteen salad buffet restaurants and two Ladles restaurants opened since the comparable 1999 period were offset by decreased amortization resulting from the change in accounting for startup expense effective October 1, 1999, which are now being expensed as incurred.

     INTEREST INCOME. Interest income for the nine months ended June 30, 2000 increased 46.5% to $104,000 from $71,000, for the comparable 1999 period.

     INTEREST EXPENSE. Interest expense for the nine months ended June 30, 2000 increased 92.3% to $2.5 million from $1.3 million for the comparable 1999 period, due to additional borrowings since the 1999 period.

     OTHER INCOME AND EXPENSE, NET. Other income and expense for the nine months ended June 30, 2000 increased due to insurance reimbursement for the loss of business at a San Diego restaurant, which burned down after the close of business on December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and equity financing. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 2000, the Company generated $14.3 million from operating activities and received a net of $5.5 million under its bank line of credit, and $16.6 million from equipment and mortgage financing (with repayments of $5.5 million). The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations, however the Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 30 restaurants, including the land for certain sites the Company expects to open in fiscal 2001. In May 2000, the Company sold the land and building for one site in a sale/leaseback transaction which resulted in net proceeds of $2.5 million and an unrealized gain of $130,000, which will be amortized over the life of the lease. During the first nine months of fiscal 2000 the Company opened six owned restaurant sites and seven leased sites. Capital expenditures totaled $32.2 million during the first nine months of fiscal 2000 and $24.8 million for the comparable period in fiscal 1999. As of June 30, 2000, the Company operated 79 salad buffet restaurants and two Ladles restaurants. In June 2000, the Company closed its one small quick service restaurant located in Southern California.

     The cash investment required for the thirteen salad buffet restaurants opened during the nine month period ended June 30, 2000, was $21.7 million including land and buildings, and excluding restaurant opening costs. The restaurant opening costs incurred during the nine month period ending June 30, 2000 for the thirteen restaurants opened was $1.8 million. The Company has signed 3 leases and purchased one site for sites planned to open in the fourth quarter of fiscal 2000, and signed 7 leases, purchased 2 sites and opened 1 escrow for sites planned to open in fiscal 2001. The cash investment to open a new restaurant typically includes the purchase and installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. The Company has remaining budgeted capital expenditures for fiscal 2000 of $4.0 million for new restaurant openings; the Company has a remaining budgeted $800,000 in expenditures for fiscal 2000 for capital improvements at existing sites. See "Business Risks - Expansion Risks."

     The Company will need to rely on funds generated from operations to finance a portion of the expansion currently planned for the fourth quarter of fiscal 2000, as well as any expansion taking place after fiscal 2000. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on
satisfactory terms or at all.   See "Business Risks - Capital Requirements."

     The capital expenditures, to date associated with the startup of the distribution and delivery facility, which opened April 1, 2000, was $317,000. The Company believes this operation in the long term will result in better service and in on going cost savings over other distribution alternatives.

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

CERTAIN OPERATING RESULTS AND CONSIDERATIONS

     In fiscal 1998 and 1999, respectively, the Company experienced an increase of 7.5% and an increase of 3.7% in comparable restaurant sales. In the first nine months of fiscal 1999 and 2000, respectively, the Company's comparable restaurant sales increased by 4.5% and 3.4%, respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume.
In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth solely through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest. In July 2000, the Company increased prices in most of its markets. No assessment can be made at this time on the impact on guest count.

EXPANSION RISKS

     The Company opened ten salad buffet restaurants and one Ladles restaurant in fiscal 1999, in new and existing regions (Pacific Northwest, Florida, North Carolina, Texas, Georgia, Colorado and Nevada); and has opened fifteen salad buffet restaurants and one Ladles restaurant to date in fiscal 2000, of which thirteen salad buffet restaurants are in existing regions (Southern California, Florida, Houston, Pacific Northwest, Colorado and North Carolina). Two salad buffet restaurant were opened in the new region of Kansas City. The Company currently intends to open two additional restaurants in fiscal 2000. Both Ladles restaurants are located in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening, including higher labor utilization during the first ninety days. Owned restaurants generally require significantly more upfront capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

     Since its inception the Company has closed three non-performing salad buffet restaurants and one small quick service restaurant. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company's business, financial condition and results of operations.

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

GEOGRAPHIC CONCENTRATION:  RESTAURANT BASE

     Thirty-one of the Company's eighty-one existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

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

UTILITY COSTS

     The Company is currently experiencing substantial increases in utility costs in certain regions due in part to deregulation of utility rates. These increases could have an impact on the Company's operating results to the extent that such increases cannot be passed along to guests.

      ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is at the prime rate or 20 basis points above LIBOR. The interest rate as of June 30, 2000 was 9.5%, an increase of .5% since September 30, 1999. As of June 30, 2000, the Company had $10.5 million in debt outstanding under the credit facility, an increase of $5.5 million since September 30, 1999. Based on a hypothetical 50 basis point adverse change in prime rates, interest expense would increase by approximately $53,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

     The Company did not have any foreign currency or other market risk or any derivative financial instruments at June 30, 2000.

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

        (b) Report on Form 8-K:

            No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:
                                   GARDEN FRESH RESTAURANT CORP.
August 14, 2000                         (Registrant)


                                   /s/ Michael P. Mack
                                   Michael P. Mack
                                   --------------------
                                   Chief Executive Officer/President
                                   (Principal Executive Officer)


                                   /s/ David W. Qualls
                                   --------------------
                                   David W. Qualls
                                   Chief Financial Officer
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

10.4 **      The Company's 1995 Outside Director Stock Option Plan.

10.5 **      The Company's 1995 Key Employee Stock Option Plan, as amended.

10.6 ***     Form of Executive Employment Agreement

10.7 ***     Wells Fargo Bank Revolving Line of Credit Note

10.8 ****    The Company's 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)

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