Form 10-K
period 2000-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2000-12-29
CIK 942133

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

0-25886
(Commission file number)

GARDEN FRESH RESTAURANT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0028786 (I.R.S. Employer Identification No.)

17180 Bernardo Center Drive San Diego, CA (Address of principal executive offices)	92128 (Zip Code)

(858) 675-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

             The approximate aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 15, 2000 was $19,586,713. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the registrant’s Common Stock.

             Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 2000 was 5,664,519.

             Parts of the definitive Proxy Statement per Registrant’s 2001 Annual Meeting of Shareholders and the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

GARDEN FRESH RESTAURANT CORP.

ANNUAL REPORT ON FORM 10-K

SIGNATURES
EXHIBIT INDEX

PART I

Item 1.	BUSINESS

             The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words “expects,” “will,” “may,” “anticipates,” “believes,” “intends,” “ attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s expansion efforts, plans to open new restaurants, and to increase operational efficiency, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating fuel and labor cost for the distribution center.

General

             Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 86 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Washington, Georgia, Texas, North Carolina, Oregon, Kansas, Missouri and Colorado under the names Souplantation and Sweet Tomatoes. The Company also operates one Ladles, A Soup and Salad Takery (“Ladles”), in California. The Company’s restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company’s concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is well-positioned to further penetrate this segment and that the opportunity for expansion within this segment currently is attractive relative to expansion opportunities for many other restaurant segments.

Business Strategy

             The Company’s fundamental strategy is to provide a casual restaurant dining experience that incorporates the variety and choice inherent in a buffet restaurant but the food quality and service expected in casual chains. The Company believes that this strategy will create restaurant operating margins not normally found in the buffet/family dining segment. The key elements of the Company’s strategy are as follows:

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

             Commitment to Guest Service. The Company seeks to provide its guests with a level of service that exceeds the standards set by other buffet concepts while not inhibiting the guest from enjoying the benefits of selecting from a cornucopia of choices offered at the various food bars within the restaurant. In addition to high service standards, the Company has implemented several programs to maximize guest satisfaction. Included in these is a “zero defect” program that focuses on the most popular offerings to ensure that each portion is prepared exactly as specified by the recipes. The Company’s high service standards can only be maintained through intensive recruiting and training programs designed to employ crew members and management that can sustain a friendly, enjoyable environment thereby maximizing the guest’s meal experience.

             Excellent Price/Value Relationship. The Company believes that the pricing and varied product mix at each restaurant are maintained at such a level that the resulting meal experience can only be duplicated in other casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants. The Company’s management and front-line personnel have embraced a company purpose and values that encompass commitment to serving high quality foods. The Company has involved the guests in establishing a price value, such as notifying them in writing in advance of its intent to raise prices that only cover increased costs, resulting in positive guest feedback.

             Cost Management. The ability of the Company to maintain the highest possible quality products combined with what the Company believes to be one of the lowest cost structures in the casual chain segment is directly attributable to the Company’s ability to manage costs rigorously. This is achievable only through the use of the Company’s fully integrated, proprietary computer management information system. The precision with which the system operates allows a manager to review his/her entire cost structure in increments of cents per guest or minutes per employee if need be. At the same time, every level of management can review virtually any data in any store as quickly as the store itself. This allows for rapid problem detection and resolution thereby minimizing potential cost problems. The Company believes that the system’s sophistication combined with the ability of management to effectively use it are unequaled in the industry.

Expansion Strategy

             The Company intends to expand in fiscal 2001 in existing and new markets. In fiscal 2000, the Company opened five restaurants in Florida, five restaurants in California, one restaurant in North Carolina, two restaurants in Texas, one restaurant in Colorado, one restaurant in Missouri, one restaurant in Oregon and one restaurant in Kansas. Subsequent to the close of fiscal 2000, the Company opened two additional restaurants, one in San Jose, California and one in Kansas City, Missouri, and reopened one in San Diego, California. In fiscal 2001, the Company anticipates opening a total of eleven new restaurants, of which seven have signed leases, three have purchased land, and one has a signed contract to purchase the site. The Company has signed two leases for sites to be opened in fiscal 2002. Expansion within the Company’s existing regions will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region. In fiscal 2000, the Company added a delivery and distribution center for the Souplantation, Sweet Tomatoes and Ladles restaurants on the West Coast. This decision was based on the expiration of the current distribution vendor’s contract, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business. In addition, as a part of its expansion strategy, the Company is evaluating the Ladles concept. The Company currently has no plans to offer franchises.

             The Company’s ability to implement an expansion strategy will depend on a variety of factors, including the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See “Business Risks-Expansion Risks.”

             During fiscal 2000, the Company opened and closed its second Ladles, in San Diego, California, a test restaurant concept targeted for on-the-go families and busy professionals. This location was closed due to lower than anticipated performance associated with site selection. The first Ladles is located in a community in San Diego, California. The Company plans to continue testing the Ladles concept by expanding in the San Diego region during fiscal 2001.

Unit Economics

             For the twelve month period ended September 30, 2000, the 66 salad buffet restaurants that were open for the entire period had an average of approximately 306,000 guest visits during the period, generated average net sales of approximately $2,206,000, average restaurant operating income (net sales less cost of sales, restaurant operating expenses and depreciation and amortization) of approximately $377,000 or 17.1% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $502,000 or 22.8% of net sales. The Company’s average cash investment for the seventeen restaurants opened in the twelve month period ended September 30, 2000 excluding land purchases and pre-opening costs, was approximately $1,841,000. Pre-opening costs averaged approximately $143,000 for these restaurants. The investment of capital to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

Concept and Menu

             The Company’s menu is designed to focus on freshly made, great tasting food. The focal point of the menu is the salad bar, but not to the point of neglecting other interesting and exciting food offerings at the hot pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $6.29 to $6.99 at lunch and from $7.49 to $7.99 at dinner. Discounts are provided to children under 12 and senior citizens, along with various other discount programs.

             The following is a description of the Company’s menu items in the order they would appear to a guest walking along the various food bars in a typical restaurant:

             Tossed Salads. Upon entering the restaurant, guests are greeted at the door and begin to walk along either of the salad bars. The initial featured selections along the salad bars are two to three specialty salads that are tossed fresh approximately every 20 minutes. The selections are changed weekly for variety. The following is a partial listing of the Company’s specialty salad recipes:

Antipasto Salad	Roasted Vegetable Salad with Feta & Olives
Barbecue Chicken Chopped Salad	Roma Tomato, Mozzarella & Basil Salad
Caesar Salad	Shrimp & Krab Louie Salad
California Cobb Salad	Spinach Salad with Mandarin Oranges
Country French Salad with Bacon	and Caramelized Walnuts
Ensalada Azteca	Won Ton Chicken Salad
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

             Next, the salad bar features prepared signature salads. The following is a partial list of the Company’s signature salad recipes:

Artichoke Rice Salad	Marinated Summer Vegetable Salad
Aunt Doris’ Red Pepper Slaw	Moroccan Marinated Vegetables
Baja Bean with Cilantro Salad with	Old Fashioned Macaroni Salad
Chipotle Vinaigrette	Oriental Ginger Slaw with Krab
BBQ Potato Salad	Picnic Potato Salad
Carrot Ginger Salad with Herb Vinaigrette	Pineapple Coconut Slaw
Carrot Raisin Salad	Poppyseed Coleslaw
Chinese Krab Salad	Roasted Potato Salad with Chipotle Vinaigrette
Confetti Pasta Salad with Cheddar & Dill	Southern Dill Potato Salad
Cucumber Tomato Salad with Chile Lime	Spicy Southwestern Pasta
Dijon Potato Salad with Garlic Dill Vinaigrette	Summer Barley with Black Bean Salad
Gemelli Pasta Salad with Chicken	Thai Noodles with Peanut Sauce
German Potato Salad	Three Bean Marinade Salad
Greek Couscous with Feta Cheese	Tortellini Salad
Italian White Bean Salad	Tortellini Salad with Basil
Jalapeño Potato Salad	Tuna Tarragon Salad
Lemon Orzo Salad with Feta & Mint	Turkey Chutney Pasta Salad
Mandarin Noodles with Broccoli and Sesame Seeds	Tumbleweed Tortellini Salad
Mandarin Shells with Almonds and Snow Peas	Zesty Tortellini

             Beverages. At the end of the salad bar, the Company offers an assortment of beverages, including fresh juices, milk, soft drinks, sparkling waters, lemonades, and in certain locations, beer and wine. Refills of soft drinks, coffee and tea are provided at no extra cost.

             Soup Bar. The soup bar contains a selection of five to six soups made fresh daily, featuring three regular offerings of chicken noodle soup, clam chowder and chili. The Company seeks to offer only the highest quality soups. In making one of its most popular dishes, chicken noodle soup, the Company cooks its own chicken broilers, selecting only the white meat for use in the soup and using some of the remaining portion to create a natural broth. The Company offers additional soups that are selected from the Company’s soup recipes, including the following:

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

             Pasta Bar. At the pasta bar, guests can select from three hot pasta dishes that are made fresh every 20-30 minutes. Pasta is prepared exhibition style to order at the pasta station and served in individual servings to ensure that both the pasta and the sauce remain hot. The Company’s pasta sauce recipes include the following:

Bruschetta	Garden Vegetable with Meatballs
Chipotle Chicken with Cilantro	Italian Vegetable Beef
Creamy Bruschetta	Jalapeño Salsa
Creamy Pesto with Sundried Tomatoes	Nutty Mushroom
Fettuccine Alfredo	Smoked Salmon & Dill
Garden Vegetable with Italian Sausage	Vegetarian Marinara with Basil

             Baked Goods. Each day, the bakery bar offers three different muffins, two varieties of fresh dough pizza focaccias and a variety of freshly baked breads. In addition, the Company offers baked potatoes and assorted toppings. All muffins and other baked goods are baked on site and replenished frequently to ensure warmth and freshness. The Company’s recipes include the following:

Apple Cinnamon Bran Muffin	Indian Grain Bread
Apple Raisin Muffin	Lemon Muffin
Apricot Nut Muffin	Mandarin Almond with Oat Bran
Banana Nut Muffin	Nutty Peanut Butter Muffin
Buttermilk Corn Bread	Peanut Butter Chocolate Chip Muffin
Carrot Pineapple Muffin with Oat Bran	Pizza Focaccia
Cherry Nut Muffin	Pumpkin Raisin Muffin
Chile Corn Muffin	Roasted Potato Focaccia
Chocolate Brownie Muffin	Sourdough Bread
Chocolate Chip Mandarin Muffin	Strawberry Buttermilk Muffin
Chocolate Chip Muffin	Tomatillo Focaccia
Cranberry Orange Bran Muffin	Wild Maine Blueberry Muffin
Fruit Medley Bran Muffin	Zucchini Nut Muffin
Garlic Parmesan Focaccia Muffin
Georgia Peach Poppyseed Muffin

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

             Computer Information System. The core component of the Company’s cost management program is the Company’s computer information system. The Company has developed a proprietary computer accounting and management information system that is fully integrated throughout the Company, including in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by corporate and restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant’s staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Weekly computer-generated profit and loss statements and monthly accounting department-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

             Because of the Company’s growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company’s formal accounting reports is in the process of being replaced with a commercial software package. The selection has been made and is in the final stage of negotiation. It is anticipated that implementation will begin in the Company’s second quarter and end during the fourth quarter of fiscal 2001.

             Food Purchasing. Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company’s food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. Although contracted directly by the Company, all produce and groceries are delivered to the Company’ s regional distributors, who in turn deliver the produce and groceries to the individual restaurants and central kitchen restaurants approximately three to five times a week. At each restaurant, the production assistant manager is responsible for ensuring that all deliveries meet the Company’s guidelines regarding freshness and quality.

             Central Kitchens. In seventeen geographic areas, the Company uses central kitchens located in existing restaurants to prepare certain menu offerings on a more efficient scale using the identical food preparation processes as the restaurants. Each central kitchen generally services between two and ten restaurants. Items prepared in the central kitchen are delivered daily to the Company’s local restaurants. The Company believes that, where economically feasible, the use of central kitchens assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests without significant additional operating costs.

             Distribution Center. The Company’s West Coast restaurants food and supplies costs are heavily dependent upon the results of operation and efficiency of the Company’s delivery and distribution center, which began operations on April 1, 2000. This decision by the officers and Board of Directors to operate a distribution center was based on the expiration of the previous distribution vendor’s contract on March 31, 2000, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business. Increasing fuel costs and hourly wage rates could adversely affect the distribution center’s ability to deliver groceries at favorable costs in the future.

             Food Preparation and Quality Control. The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staffs prepare food items from scratch daily. Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins, pizza focaccias, and prepared pastas are made on-site in small batches throughout the day in order to maintain high levels of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and central kitchen in an effort to achieve consistently high quality. The Company’s food development effort focuses on the creation of new recipes within existing food product categories. The Company’s computer system assists the restaurant managers in monitoring quality control without raising costs by providing a detailed analysis of the raw materials used in the creation of each finished product.

             Customer Service. One of the Company’s fundamental strategies is to develop a strong core of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet. The Company seeks to attract and retain friendly, customer-oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions and assist guests in serving themselves. The Company devotes substantial attention and resources to maintaining cleanliness and fresh presentation of the salad and other food bars in order to enhance the visual appeal of the menu offerings.

             The Company actively solicits guest input through the use of comment cards and other survey instruments. The Company and management attempt to respond in writing or verbally to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in-house market research through exit interviews and guest focus groups on an ongoing basis in order to be responsive to changes in guest tastes and expectations. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately twice a month, as well as a technical shop once a month to ensure strict adherence to the Company’s standards for food quality, service and cleanliness. The results of these independent evaluations are taken into consideration in determining each restaurant manager’s monthly bonus.

             Restaurant Management. The Company seeks to attract and retain friendly, guest-oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes the Company’s basic management skills program in a training restaurant. The Company also certifies restaurant management employees for participation in ongoing management training programs that focus on leadership, team building, technical skills, harassment, prevention and awareness, performance reviews, interviewing and other management skills.

             General managers are responsible for managing their respective restaurants and reporting to the director of operations. Most directors of operations are responsible for four to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, one production manager, one service manager, one assistant manager and several other key employees. The Company recruits most of its management outside the Company, the majority of whom have prior restaurant management experience. Most of the Company’s general managers have been promoted from internal management positions. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on restaurant financial performance and quality, service and cleanliness scores. As an additional incentive, General Managers are eligible for stock options.

Marketing and Promotion

             The Company’s marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. Because the Company believes strong execution is the most effective form of marketing, it has developed a “zero-defect” program in its restaurants on certain popular food offerings in an effort to provide consistently high quality products. The “zero-defect” program establishes highly detailed procedures describing the precise methods under which these certain popular food offerings are prepared, presented and replenished.

             A significant portion of the Company’s external marketing effort consists of attracting new guests through the use of freestanding inserts (“FSIs”). FSIs contain descriptive information regarding the restaurants, as well as in some cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a “Business-to-Business” program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

             In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. Radio advertising is only used where the return on investment of the radio campaign is sufficient to justify the cost. In fiscal 2000, the Company used radio advertising in its San Diego, Tampa Bay and Phoenix markets.

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

             In fiscal 2000, marketing and promotion expenses constituted approximately 2.0% of net sales.

Restaurant Facilities

             Design. Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 220 guests, provides a warm, comfortable atmosphere that creates a relaxed dining environment similar to many casual family restaurants. The Company’s existing restaurants average approximately 7,400 square feet (including the dining area, kitchen and food preparation and storage areas), with new restaurants based on the Company’s latest prototype average approximately 7,240 square feet and 240 seats. Certain of the Company’s restaurants provide limited outdoor seating.

             Location. The following is a list of the Company’s current salad buffet restaurants and their locations by region:

		Month Opened	Approximate Square Footage(1)
Region:	Southern California(2)
	Vista (San Diego)	August 2000	7,400
	Camarillo	July 2000	7,240
	Temecula	June 2000	7,240
	Kearny Mesa (San Diego)	October 1999	8,500
	Del Mar (San Diego)	September 1993	6,760
	Laguna Niguel	July 1993	6,800
	Rancho Bernardo (San Diego)	January 1993	6,760
	San Bernardino	May 1992	6,500
	Fountain Valley	January 1990	7,500
	Brentwood (Los Angeles)	January 1990	6,580
	Beverly (Los Angeles)	September 1989	8,100
	Alhambra	September 1989	7,500
	Marina del Rey	June 1989	8,490
	Costa Mesa	May 1989	10,140	(3)
	Rancho Cucamonga	April 1989	7,630
	Brea	October 1988	7,630
	Arcadia	October 1988	7,500
	Torrance	July 1988	8,080
	Mira Mesa (San Diego)	February 1988	8,210
	Pasadena	November 1987	7,940
	Carlsbad	July 1987	8,210
	Lakewood	July 1987	8,210
	Garden Grove	December 1986	8,210
	Tustin	August 1986	7,470
	La Mesa	February 1986	8,420	(3)
	Point Loma (San Diego)	January 1982	7,000
	Mission Gorge (San Diego)	March 1978	7,570
Region:	Northern California
	San Jose	December 2000	11,870	(3)
	Pleasant Hill	June 2000	8,400
	N. Fresno Street (Fresno)	October 1993	6,760
	Fremont	February 1993	6,860
	Shaw Avenue (Fresno)	September 1990	6,760
	Sunnyvale	May 1990	7,500
	Pleasanton	March 1990	7,910

		Month Opened	Approximate Square Footage(1)
Region:	Florida
	Boca Raton	May 2000	10,410	(3)
	Pembroke Pines	April 2000	7,740
	Jacksonville	November 1999	7,240
	Orlando I	October 1999	6,472
	Orlando II	October 1999	7,700
	Orange Park (Jacksonville)	March 1999	7,240	(3)
	Coral Springs	December 1997	7,240
	Fort Lauderdale	September 1997	7,960
	Hollywood	August 1997	8,000
	Altamonte Springs (Orlando)	February 1997	8,740	(3)
	Fort Myers	January 1997	7,240
	Sarasota	July 1996	8,500	(3)
	Plantation	April 1996	8,030
	Brandon (Tampa)	August 1995	8,110
	Tampa	July 1995	8,500
	Carrollwood (Tampa)	June 1993	7,020
	Largo (Tampa)	September 1992	6,800
	Palm Harbor (Tampa)	January 1990	8,000	(3)
Region:	Arizona
	Tucson II	November 1996	6,960
	Ahwatukee (Phoenix)	July 1996	6,960
	Peoria (Phoenix)	June 1996	6,460
	Phoenix	May 1996	6,940
	Tucson I	May 1996	7,420	(3)
	Tempe (Phoenix)	February 1995	6,320
	Scottsdale (Phoenix)	February 1994	9,000	(3)
Region:	New Mexico
	Cottonwood Mall (Albuquerque)	October 1996	6,300
	San Mateo Avenue (Albuquerque)	September 1996	7,240	(3)
Region:	Utah
	Centennial (Salt Lake City)	November 1997	7,450
	Overlook (Salt Lake City)	September 1997	9,000	(3)
Region:	Colorado
	Lone Tree (Denver)	April 2000	9,000
	Littleton (Denver)	September 1999	7,700
	Westminster (Denver)	August 1999	8,900	(3)
	Aurora (Denver)	July 1999	7,000
Region:	North Carolina
	Cary	July 2000	7,500
	Raleigh	March 1999	8,080	(3)
Region:	Nevada
	Henderson	July 1999	6,920
	Las Vegas	February 1998	7,240	(3)
Region:	Georgia
	Alpharetta	June 1999	7,240
	Perimeter (Atlanta)	September 1998	8,900	(3)
	Gwinnett (Atlanta)	August 1998	7,240
	Barrett (Atlanta)	July 1998	7,240
Region:	Texas
	Woodlands	September 2000	7,700
	Stafford I	February 2000	7,700
	Houston II	March 1999	7,240
	Brogden (Houston)	August 1998	8,900	(3)

		Month Opened	Approximate Square Footage(1)
Region:	Pacific Northwest
	Tigard (Oregon)	May 2000	7,000
	Clackamas (Oregon)	August 1999	8,080
	Beaverton (Oregon)	December 1998	7,240
	Vancouver (Washington)	July 1998	8,000	(3)
Region:	Missouri
	Creve Couer	December 2000	7,286
	Overland Park (Kansas)	June 2000	7,300
	Kansas City	April 2000	8,900	(3)

             The restaurants listed below are under development and have been purchased or have lease or purchase contracts signed:

		Estimated Fiscal Quarter Opening	Approximate Square Footage(1)
Region:	Illinois
	St Charles (Chicago)	Q2 2001	7,300
	Glenview (Chicago)	Q3 2001	7,360
	Schaumburg	Q4 2001	7,300
	Orland Park	Q3 2002	7,300
Region:	Missouri
	Crestwood	Q3 2001	9,570	(3)
Region:	Arizona
	Phoenix	Q3 2001	7,180
Region:	Georgia
	Cumberland (Atlanta)	Q4 2002	7,490
Region:	California
	Northridge	Q4 2001	7,400
	Anaheim	Q3 2001	7,240
	City of Industry	Q2 2001	7,180

______________

(1)	Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas.

(2)	Does not include Ladles, A Soup and Salad Takery located in San Diego, California, which opened in fiscal 1999.

(3)	Includes central kitchen.

             The following Ladles restaurant locations are open or under development and have lease contracts signed:

		Estimated/Actual Fiscal Quarter Opening	Approximate Square Footage
Region:	California
	Encinitas (San Diego)	July 1999	1,200
	Mission Valley (San Diego)	Q3 2001	2,000

Site Selection and Construction

             The Company’s site selection strategy is to open economically viable restaurants that achieve an appropriate balance between lunch and dinner guest volumes in each of its target markets. The Company considers the location of each restaurant to be critical to its long-term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, population density, household income and education levels, day-time traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking.

             The Company also reviews potential competition and customer activity at other restaurants operating in the area. To date, the Company has located a majority of its restaurants in strip shopping centers and neighborhood shopping centers located near business districts.

             The Company generally engages outside general contractors for the required construction or build-out of restaurant sites and expects to continue this practice for the foreseeable future. The Company’s experience to date has been that obtaining construction permits has taken from two to nine months. The interior build-out of in-line restaurants and the construction of freestanding restaurants generally takes approximately four months and five months, respectively.

             The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See “Business Risks-Expansion Risks.”

Competition

             The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors which have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Government Regulation

             The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. In addition, the Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company’s licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date, however, beer and wine licenses are not always available to the Company as a result of the location of certain of its restaurants.

             The Company is subject to state “dram-shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

             The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998 and 2000. There is no assurance that the Company will be able to continue to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given that many of the Company’s restaurants are located in California and Arizona, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See “Business Risks-Cost Sensitivity.”

Insurance

             The Company carries property, liability, business interruption, crime, employee benefits, earthquake, directors and officers liability and workers’ compensation insurance policies. However, there can be no assurance that the Company’s insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates, if at all. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

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

Property

             The Company currently leases 59 and owns 28 open restaurant sites, including one Ladles site. The majority of the Company’s leases provides for minimum annual rentals and contains percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company’s restaurants in San Diego, California under a lease expiring in July 2002. The distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005.

Employees

             As of September 30, 2000, the Company had approximately 5,200 employees including 4,700 hourly restaurant employees (of whom 3,900 were part-time employees), 400 full-time restaurant management employees and 86 full-time corporate management and staff employees and 5 part-time corporate employees. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

             The executive officers and directors of the Company as of September 30, 2000 are as follows:

Name	Age	Position
Michael P. Mack	49	Chairman of the Board, President and Chief Executive Officer
David W. Qualls	55	Executive Vice President-Finance and Real Estate, Chief Financial Officer and Secretary
R. Gregory Keller	52	Senior Vice President of Operations
Kenneth J. Keane	44	Vice President Human Resources

             Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company’s inception until April  1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors in December 1997. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company’s President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and a M.B.A. from Harvard University.

             David W. Qualls joined the Company in November 1985 as Chief Financial Officer and Secretary. Since 1990, Mr. Qualls has also served as the Company’s Executive Vice President in charge of Finance and Real Estate. From 1982 to 1985, Mr. Qualls served as Vice President of Finance and Administration and Chief Financial Officer of Diatek, Inc., a medical electronics company. Mr.  Qualls received a B.A. from California State University at Fresno and a M.B.A. from the University of Virginia.

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

             Kenneth J. Keane is currently Vice President of Human Resources. Mr. Keane joined the Company in 1986 as a restaurant manager. During his employment with the Company he has served as Director of Operations, Director of Training and Executive Director of Human Resources. Prior to joining the Company, Mr. Keane worked in restaurant management for ten years. Mr. Keane received a certificate in Human Resources from San Diego State University in 1996.

Item 2.	Properties

             The Company currently operates 86 salad buffet restaurants in California, Florida, Arizona, New Mexico, Utah, Nevada, Texas, Washington, North Carolina, Georgia, Colorado, Missouri, Kansas and Oregon. Two restaurants have opened and one reopened in fiscal 2001, seventeen restaurants were opened in fiscal 2000, ten restaurants were opened in fiscal 1999, eight restaurants were opened in fiscal 1998, seven restaurants were opened in fiscal 1997 and seven restaurants were opened in fiscal 1996. Additionally one Ladles restaurant was opened in fiscal 1999 and one was opened and closed in 2000. The Company currently leases the sites for most of its restaurants, mixed between stand-alone sites and in-line locations. The Company operates 70 freestanding restaurants and 16 restaurants located within larger buildings. The Company leases it’s distribution center located in San Diego, California. The Company owns ten properties located in Florida, one in Arizona, two in New Mexico, one in Utah, one in Washington, three in Colorado, two in North Carolina, two in Texas, one in California, three in Georgia, one in Kansas and one in Missouri. Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provides for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are typically leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. In the future the Company expects to continue to both lease and purchase its sites. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company’s restaurants in San Diego, California under a lease expiring in July 2002.

             In fiscal 1996, the Company also opened a mini-restaurant in a hospital business complex located in Los Angeles. This mini-restaurant closed in July 2000 when the lease expired. Additionally, the Company opened and closed a second “Ladles, A Soup and Salad Takery” in fiscal 2000. The Company is still evaluating the mini-restaurant and take-out concepts and there can be no assurance that further expansion of this concept will occur or that the mini-restaurants will be successful.

Item 3.	Legal Proceedings

             The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business. See “Business Risks— Legal Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters

             Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 2000, 5,655,645 shares were owned by 279 shareholders of record. The following is a summary of market activity for the fiscal years 1999 and 2000.

1999	High	Low

First Quarter	$17 1/4	$11
Second Quarter	15 11/16	14 1/16
Third Quarter	19 1/8	14 1/4
Fourth Quarter	20 3/8	15 5/16

2000	High	Low

First Quarter	$17 5/8	$12 3/8
Second Quarter	17 1/2	10 3/4
Third Quarter	12 1/8	10 7/16
Fourth Quarter	14 3/4	9 7/8

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

Item 6.	Selected Financial Data

	Year ended September 30,

	1996	1997	1998	1999	2000

	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$71,373	$90,252	$110,049	$131,944	$165,406

Costs and expenses:
Cost of sales	19,318	23,497	28,605	33,840	41,632
Restaurant operating expenses:
Labor	19,870	26,130	32,526	39,995	52,349
Occupancy and other	16,981	20,836	24,290	27,312	35,238
General and administrative expenses	5,142	5,672	6,781	8,214	10,280
Restaurant opening costs	—	—	—	—	2,750
Depreciation and amortization expenses	4,518	6,147	7,267	9,441	9,719

Total costs and expenses	65,829	82,282	99,469	118,802	151,968

Operating income	5,544	7,970	10,580	13,142	13,438
Interest income	142	106	227	111	148
Interest expense	(671)	(1,579)	(1,958)	(1,618)	(3,623)
Other expenses, net	(66)	(62)	(111)	(183)	(440)

Income before income taxes	4,949	6,435	8,738	11,452	9,523
Provision for income taxes	(1,945)	(2,548)	(3,420)	(4,548)	(3,747)

Income before cumulative effect of accounting change	3,004	3,887	5,318	6,904	5,776
Cumulative effect of accounting change for start-up cost, net of income tax benefit of $800 in 2000	—	—	—	—	(1,233)

Net income	$3,004	$3,887	$5,318	$6,904	$4,543

Basic net income per share:
Income before cumulative effect of accounting change	$0.73	$0.93	$1.12	$1.24	$1.02
Cumulative effect of change in accounting for start-up costs	—	—	—	—	(.22)

Net income	$0.73	$0.93	$1.12	$1.24	$0.80

Shares used in computing basic net income per share	4,103	4,192	4,734	5,574	5,647

Diluted net income per share:
Income before cumulative effect of accounting change	$0.72	$0.88	$1.04	$1.18	$1.00
Cumulative effect of change in accounting for start-up costs	—	—	—	—	(.21)

Net income	$0.72	$0.88	$1.04	$1.18	$0.79

Shares used in computing diluted net income per share	4,176	4,402	5,089	5,867	5,780

Selected Operating Data:
Percentage change in comparable restaurant sales(1)	2.5%	4.7%	7.5%	3.7%	3.1%
Average price per guest(2)	$6.57	$6.75	$6.94	$7.01	$7.22
Average sales for salad buffet restaurants open for full period (in thousands)	$1,902	$1,985	$2,098	$2,156	$2,206
Number of salad buffet restaurants open for full period	35	42	49	57	66
Number of salad buffet restaurants open at end of period	42	49	57	67	83

	As of September 30,

	1996	1997	1998	1999	2000

Balance Sheet Data:
Working capital (deficit)	$(6,677)	$(7,776)	$(7,071)	$(11,300)	$(29,075)
Total assets	48,062	62,409	84,932	114,618	147,188
Long-term debt, including current portion	9,934	17,421	14,866	29,197	39,554
Revolving line of credit	—	—	—	5,001	12,000
Shareholders’ equity	29,257	34,168	59,247	66,849	71,671

______________

(1)	Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

(2)	Average price per guest is derived from the Company’s net sales, which reflects discounts and coupons.

Operating Results

             The following table sets forth the percentage of net sales of certain items included in the Company’s statements of operations for the periods indicated.

	Year ended September 30,

	1998	1999	2000

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	25.6	25.2
Restaurant operating expenses:
Labor	29.5	30.3	31.6
Occupancy and other	22.1	20.7	21.3
General and administrative expenses	6.2	6.2	6.2
Restaurant opening costs	—	—	1.7
Depreciation and amortization expenses	6.6	7.2	5.9

Total costs and expenses	90.4	90.0	91.9

Operating income	9.6	10.0	8.1
Interest income	.2	0.0	0.1
Interest expense	(1.8)	(1.2)	(2.2)
Other expense, net	(0.1)	(0.1)	(0.3)

Income before provision for income taxes and cumulative effect of accounting change	7.9	8.7	5.8
Provision for income taxes	(3.1)	(3.5)	(2.3)
Income before cumulative effect of accounting change	4.8	5.2	3.5
Cumulative effect of change in accounting principle	—	—	(0.7)

Net income	4.8%	5.2%	2.7%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words “expects,” “will,” “may,” “anticipates,” “believes,” “intends,” “ attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s expansion efforts, plans to open new restaurants, and to increase operational efficiency, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating fuel and labor cost for the distribution center.

             The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

             The Company has grown from 2 restaurants in 1984 to 83 salad buffet restaurants and one Ladles as of September 30, 2000. Of the 83 restaurants, 26 are located in Southern California using the name Souplantation and the balance are located in Northern California (6), Florida (18), Arizona (7), New Mexico (2), Utah (2), Nevada (2), Washington (1), Georgia (4), Texas (4), North Carolina (2), Oregon (3), Colorado (4), Missouri (1) and Kansas (1) using the name Sweet Tomatoes. The Company’s existing restaurants average approximately 7,400 square feet, however, newer restaurants are based on the Company’s latest 7,240 sq. ft prototype. The Ladles location is 1,200 square feet. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

             Net sales reflect discounts and coupons. Costs of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. The Company attempts to minimize cost fluctuations for some of its foods by entering into two month to one year fixed price supply contracts with no minimum purchase requirements. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are direct and indirect labor expenses (including benefits), advertising expenses, occupancy costs and maintenance and utility expenses. Occupancy and other operating costs include rent, real estate taxes and insurance. Certain elements of the Company’s restaurant operating expenses and, in particular, occupancy costs, are relatively fixed. However, a significant majority of the Company’s leases provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Occupancy costs, as well as depreciation and amortization expenses, will vary between restaurants depending on whether a restaurant site is leased or owned. See “Business Risks-Cost Sensitivity” and “Business Risks-Reliance on Key Suppliers and Distributors.”

             Restaurant pre-opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently expensed as incurred. Pre-opening costs averaged approximately $143,000 for the seventeen restaurants opened in the twelve month period ended September 30, 2000. See “—New Accounting Standard.”

Fiscal 2000 Versus Fiscal 1999

             Net Sales. Net sales for the fiscal year ended September 30, 2000 increased 25.4% to $165.4 million from $131.9 million for the comparable 1999 period. This was due primarily to (i)a 3.1% increase in comparable restaurant sales which resulted from an increase in guest volume of 0.3% and 2.8% resulted from an increase in average meal price effective August 1, 1999 and (ii)the addition of seventeen new stores that opened in fiscal 2000. Net sales includes $0.8 million from the Ladles restaurants.

             Costs of Sales. Costs of sales increased 23.1% to $41.6 million for the fiscal year ended September 30, 2000 from $33.8 million for the comparable 1999 period. This increase was due to an increase in guest volume. As a percentage of net sales, cost of sales decreased to 25.2% from 25.6% for the comparable 1999 period, due to leveraged purchasing price variances across all regions and the utilization of our own delivery and distribution center for the West Coast restaurants beginning in April 2000.

             Labor. Labor expense for the fiscal year ended September 30, 2000 increased 30.8% to $52.3 million from $40.0 million for the comparable 1999 period. This increase was due primarily to an increase in the minimum wage in California, the opening of seventeen restaurants, which require higher labor utilization during the first ninety days, and increased staffing requirements resulting from the increase in guest volume. As a percentage of net sales, labor expense for the fiscal year ended September 30, 2000 increased to 31.6% from 30.3% in the comparable 1999 period, primarily due to increased employee hourly wage rates.

             Occupancy and Other. Occupancy and other operating costs for the fiscal year ended September 30, 2000 increased 28.9% to $35.2 million from $27.3 million for the comparable 1999 period. Occupancy and other operating costs as a percentage of net sales increased to 21.3% from 20.7% for the comparable 1999 period. This was primarily due to an increase in repair and maintenance for aging restaurants, and increased costs for utilities, supplies costs and janitorial services of 0.1%, 0.2%, 0.1%, and 0.1% respectively.

             General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2000 increased 25.6% to $10.3 million from $8.2 million for the comparable 1999 period. This increase was due to personnel and travel costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses were 6.2%, which approximated the comparable 1999 period.

             Restaurant Opening Costs. Restaurant opening costs for the fiscal year ended September 30, 2000 were $2.8 million or 1.7% of net sales. Prior to the implementation of SOP 98-5, in the 1999 period $2.4 million of startup costs were amortized included in depreciation and amortization expenses.

             Depreciation and Amortization. Depreciation and amortization for the fiscal year ended September 30, 2000 increased 3.2% to $9.7 million from $9.4 million for the comparable 1999 period. Depreciation increased 37.4% due primarily to the additional restaurants open for the entire year, additional restaurants owned versus leased and the seventeen new restaurants opened since the comparable 1999 period. Depreciation and amortization as a percentage of net sales decreased to 5.9%, from 7.2% for the comparable 1999 period resulting from the change in accounting for startup costs effective October 1, 1999, which are now being expensed as incurred.

             Interest Income. Interest income for the fiscal year ended September 30, 2000 increased 33.3% to $148,000 from $111,000 for the comparable 1999 period. Interest income increased due to more cash on hand during fiscal 2000.

             Interest Expense. Interest expense for the fiscal year ended September 30, 2000 increased 125% to $3.6 million from $1.6 million for the comparable 2000 period. Interest expense increased due primarily to an increase in debt of $17.4 million in fiscal 2000.

             Other Income (Expense), net. Other income and expense for the fiscal year ended September 30, 2000 increased 140% to $440,000 from $183,000 for the comparable 1999 period. This increase was primarily due to the disposal of assets of $303,000 at a restaurant in San Diego, California resulting from a fire.

Fiscal 1999 Versus Fiscal 1998

             Net Sales. Net sales for the fiscal year ended September 30, 1999 increased 19.9% to $131.9 million from $110.0 million for the comparable 1998 period. This was due primarily to (i)a 3.7% increase in comparable restaurant sales which resulted from an increase in guest volume of 3.4% and 0.3% resulted from an increase in average meal price and (ii)the addition of ten new stores that opened in fiscal 1999. Net sales includes $0.1 million from the new Ladles restaurant which opened in July 1999.

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

             General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 1999 increased 20.6% to $8.2 million from $6.8 million for the comparable 1998 period. 4.5% of this increase was due to personnel costs and 16.1% of this increase was due to costs associated with supporting stores in new regions. As a percentage of net sales, general and administrative expenses were 6.2%, which approximated the comparable 1998 period.

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

             Interest Expense. Interest expense for the fiscal year ended September 30, 1999 decreased 20% to $1.6 million from $2.0 million for the comparable 1998 period. Interest expense decreased due primarily to an increase in interest capitalized of $0.4 million related to construction of new restaurants in fiscal 1999.

Quarterly Results and Seasonality

             The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company’s statements of operations bear to net sales for the four quarters of fiscal 1999 and 2000. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 1999				Fiscal 2000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands)
Statement of Operations Data:
Net sales	$28,448	$32,900	$34,055	$36,541	$35,702	$40,783	$42,657	$46,264
Operating income	1,806	3,445	3,866	4,025	2,070	3,761	3,958	3,649
Income before cumulative effect of accounting change	841	1,841	2,055	2,167	801	1,867	1,894	1,214
As a Percentage of Net Sales:
Operating income	6.3%	10.5%	11.4%	11.0%	5.8%	9.2%	9.3%	7.9%
Income before cumulative effect of accounting change	3.0	5.6	6.0	5.9	2.2	4.6	4.4	2.6
Selected Operating Data:
Number of salad buffet restaurants open at end of period	58	61	62	67	71	71	79	83
Percentage change in comparable restaurant sales(1)	5.3%	5.3%	3.0%	1.6%	2.4%	4.8%	2.8%	2.8%

______________

(1)	Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

             The Company’s restaurants experience seasonal influences, as a disproportionate amount of the Company’s net income is realized during the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings, and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

             The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing and sale of Common Stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the year ended September 30, 2000, the Company generated $23.6 million in cash flow from operating activities, received $25.1 million from bank debt and equipment financing offset by payments of $7.7 million, and received $0.3 million from the sale of the Company’s Common Stock pursuant to stock options and the Company’s Employee Stock Purchase Plan.

             As of September 30, 2000, the Company had borrowed all of its $12 million bank line of credit. Such credit line bears interest at a rate equal to the prime rate, which totaled 9.5% per annum as of September 30, 2000; or LIBOR rounded to the nearest whole 1/8 of 1% plus 2%. As of September 30, 2000, $8 million of the $12 million credit line was borrowed at 8.75% LIBOR. The credit agreement will expire on December 31, 2001 and contains various financial covenants and restrictions, including restrictions on the Company’s ability to pay dividends or to effect mergers or acquisitions without the bank’s approval. Borrowings under the line of credit are collateralized by equipment and other assets.

             In connection with the development of new restaurants, the Company has over time obtained mortgage and equipment financing from approximately nine lenders, each of which has financed multiple loans. The outstanding balance of each loan generally is between $0.1 million and $1.9 million. The loans have varying maturity rates extending through August 2005, interest rates generally ranging from 7.52% through 10.72% with an average interest rate of 9.19% per annum, and in certain cases, pre-payment penalties of one to two percent. As of September 30, 2000, the outstanding balances on such loans aggregated approximately $39.6 million.

             The Company’s principal capital requirement has been and will continue to be funding the development of restaurants. For the year ended September 30, 2000, capital expenditures totaled $42.9 million, $36.6 million of which funded the development of new restaurants, offset by $4.5 million in capital reductions due to sale lease back of two restaurant locations. The remaining capital expenditures primarily funded replacements and new additions at existing restaurants. In addition to budgeted capital expenditures for fiscal 2001 of $30.1 million for new restaurant openings, the Company has budgeted $5.0 million in expenditures for fiscal 2001 for capital improvements at existing sites. See “Business-Unit Economics.”

             The Company believes that (i) internally generated funds, (ii) available borrowings under the bank credit line, (iii) funds that it will be able to borrow pursuant to secured credit facilities consistent with its past practices and (iv) sale lease back of some of its owned properties will be sufficient to meet the Company’s cash requirements through at least the end of fiscal 2001. If these sources of financing are insufficient to satisfy the Company’s liquidity requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There is no assurance that financing will be available to the Company on favorable terms, or at all.

Impact of Inflation

             The primary inflationary factors affecting the Company’s operations include food and beverage and labor costs. The Company does not believe that inflation has materially affected earnings during the past four years. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company’s operating results to the extent that such increases cannot be passed along to guests.

New Accounting Standard

             Effective October 1, 1999 the Company adopted Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” (SOP 98-5). SOP 98-5 requires that the costs of start-up activities, which are inclusive of pre-opening costs, should be expensed as incurred. As is typical in the restaurant industry, prior to October 1, 1999 the Company had deferred its restaurant pre-opening costs and amortized them over the twelve-month period following the opening of each respective restaurant. The Company recognized the cumulative effect of a change in accounting principle of $1.2 million, net of the related income tax effect of $0.8 million.

BUSINESS RISKS

             In addition to other information in this Form 10-K, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

             In fiscal 1998, 1999 and 2000, the Company experienced an increase of 7.5%, 3.7% and 3.1% respectively, in comparable restaurant sales. The Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. See “Selected Financial Data.”

Expansion Risks

             The Company opened eight salad buffet restaurants in fiscal 1998, ten in fiscal 1999 and seventeen in fiscal 2000. The Company currently intends to open eleven restaurants in fiscal 2001. The Company may experience difficulty in opening eleven restaurants in fiscal 2001, including but not limited to hiring qualified restaurant managers and staff. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, qualified managers, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. In addition, since its inception, the Company has closed three non-performing restaurants. Given the number of restaurants in current operation and the Company’s projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets, which could adversely effect the Company’s business, financial condition and results of operations.

             The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up-front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See “-Restaurant Industry and Competition,” “Business-Expansion Strategy” and “Business-Competition.”

Restaurant Industry and Competition

             The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors which have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Cost Sensitivity

             The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company’s leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See “-Reliance on Key Suppliers and Distributors,” and “Business.”

Importance of Key Employees

             The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its four executive officers, Michael P. Mack, David W. Qualls, R. Gregory Keller and Kenneth J. Keane. The loss of any of these four individuals could have a material adverse effect on the Company’s business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company’s ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees. See “Business-Restaurant Operations-Restaurant Management” and “ Business-Restaurant Operations-Customer Service.”

Seasonality and Quarterly Fluctuations

             The Company’s business experiences seasonal fluctuations as a disproportionate amount of the Company’s net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year. See “Quarterly Results and Seasonality.”

Geographic Concentration in California and Florida; Restaurant Base

             Thirty four of the Company’s 86 existing salad buffet restaurants are located in California and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters, such as hurricanes which have occurred annually in recent years in Florida, or other acts of God that could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants. See “Business-Restaurant Facilities” and “Business-Expansion Strategy.”

Reliance on Key Suppliers and Distributors

             The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial conditions and results of operations. The Company has several local produce distributors that are governed by one program and two main grocery distributors. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s restaurants and central kitchens through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce and grocery distribution. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “-Cost Sensitivity” and “Business-Restaurant Operations.”

Legal Matters

             The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company is party to various legal actions relating to former employees. In the opinion of management, after reviewing the information which is currently available with respect to these matters, and consulting with the Company’s counsel, any liability which may ultimately be incurred will not materially affect the financial position or results of operations of the Company. See “Legal Proceedings.”

Government Regulation

             The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. In addition, the Company is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company’s restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. Failure to comply with federal, state or local regulations could cause the Company’s licenses to be revoked or force it to terminate the sale of alcoholic beverages at one or more of its restaurants. Difficulties in obtaining or failure to obtain required licenses or approvals could delay or prevent the development of additional restaurants. The Company has not experienced significant difficulties in obtaining licenses and approvals to date; however, beer and wine licenses are not always available to the Company as a result of the location of certain of its restaurants.

             The Company is subject to state “dram-shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage as part of its existing comprehensive general liability insurance, there can be no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

             The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998 and 2000. There is no assurance that the Company will be able to continue to pass increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given the location of many of the Company’s restaurants, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees.

Anti-takeover Measures

             Certain provisions of the Company’s Restated Certificate of Incorporation and Bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that investors might be willing to pay in the future for shares of the Company’s Common Stock. Certain of these provisions allow the Company to issue Preferred Stock with rights senior to those of the Common Stock without any further vote or action by the stockholders, eliminate the right of stockholders to act by written consent and impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. The issuance of Preferred Stock could decrease the amount of earnings and assets available for distribution to the holders of Common Stock and could adversely affect the rights and powers, including voting rights, of the holders of the Common Stock. In certain circumstances, such issuance could have the effect of decreasing the market price of the Common Stock.

Volatility of Stock Price

             The market price of the Company’s Common Stock has fluctuated since the initial public offering of the Common Stock in May 1995. Quarterly operating results of the Company and other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the Common Stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies. See “Market for Company’s Common Equity and Related Stockholder Matters.”

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

             Market risks relating to the Company’s operations result primarily from changes in short-term interest rates as the Company’s line of credit is tied to the prime rate. As of September 30, 2000, the Company had $12.0 million in debt outstanding under the credit facility. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $600,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

             The Company did not have any foreign currency or other market risk or any derivative financial instruments at September 30, 2000.

Item 8.	Financial Statements and Supplementary Data

             The Company’s financial statements as of September 30, 2000 and 1999, and for each of the three fiscal years in the period ended September 30, 2000 and the reports of independent accountants, are included in this report as listed in the index on page 38 of this report - Item 14(a).

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

             Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Company

             The information relating to directors of the Company is incorporated by reference from the Company’s Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders to be held March 7, 2001 as set forth under the caption “Election of Directors.” Information relating to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Executive Officers of the Company.”

Item 11.	Executive Compensation and Other Matters

             The information relating to executive compensation is incorporated by reference to the Proxy Statement under the caption “Executive Compensation and Other Matters.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

             The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement under the caption “General Information—Stock Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

             The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the caption “Certain Transactions.”

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

             (a)   The following documents are filed as part of this Report:

             (b)   Reports on Form 8-K. The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 2000.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Garden Fresh Restaurant Corp.:

             We have audited the accompanying balance sheets of Garden Fresh Restaurant Corp. as of September 30, 1999 and 2000, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Fresh Restaurant Corp. as of September 30, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

             As discussed in Note 1 to the financial statements, the Company changed its method of accounting for start-up costs in 2000.

KPMG LLP

San Diego, California November 14, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Garden Fresh Restaurant Corp.:

             In our opinion, the statements of operations, of cash flows and of shareholders’ equity as of and for the year ended September 30, 1998 present fairly, in all material respects, the results of operations and cash flows of Garden Fresh Restaurant Corp. as of and for the year ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of Garden Fresh Restaurant Corp. for any period subsequent to September 30, 1998.

PricewaterhouseCoopers LLP

San Diego, California November 9, 1998

GARDEN FRESH RESTAURANT CORP.
BALANCE SHEETS

	September 30,

	1999	2000

ASSETS
Current assets:
Cash and cash equivalents	$911,000	$2,058,000
Inventories	4,277,000	6,383,000
Other current assets	1,014,000	1,273,000
Deferred income taxes	460,000	—

Total current assets	6,662,000	9,714,000
Property and equipment, net	104,716,000	135,535,000
Intangible and other assets	3,240,000	1,939,000

	$114,618,000	$147,188,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,075,000	$9,701,000
Revolving line of credit	—	12,000,000
Current portion of long-term debt	7,512,000	8,942,000
Current deferred income taxes	—	218,000
Accrued liabilities	6,375,000	7,928,000

Total current liabilities	17,962,000	38,789,000
Deferred income taxes	1,479,000	3,745,000
Revolving line of credit	5,001,000	—
Long-term debt, net of current portion	21,685,000	30,612,000
Other liabilities	1,642,000	2,371,000
Shareholders’ equity:
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 1999 and 2000 respectively; 5,629,405 and 5,655,645 issued and outstanding at September 30, 1999 and 2000, respectively	56,000	57,000
Additional paid-in capital	59,240,000	59,518,000
Retained earnings	7,553,000	12,096,000

Total shareholders’ equity	66,849,000	71,671,000

	$114,618,000	$147,188,000

Commitments and contingencies (note 8)

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF OPERATIONS

	Year ended September 30,

	1998	1999	2000

Net sales	$110,049,000	$131,944,000	$165,406,000
Cost and expenses:
Costs of sales	28,605,000	33,840,000	41,632,000
Restaurant operating expenses:
Labor	32,526,000	39,995,000	52,349,000
Occupancy and other expenses	24,290,000	27,312,000	35,238,000
General and administrative expenses	6,781,000	8,214,000	10,280,000
Restaurant opening costs	—	—	2,750,000
Depreciation and amortization	7,267,000	9,441,000	9,719,000

Operating income	10,580,000	13,142,000	13,438,000
Other income (expense):
Interest income	227,000	111,000	148,000
Interest expense	(1,958,000)	(1,618,000)	(3,623,000)
Other income (expense), net	(111,000)	(183,000)	(440,000)

	(1,842,000)	(1,690,000)	(3,915,000)
Income before provision for income taxes and cumulative effect of accounting change	8,738,000	11,452,000	9,523,000
Provision for income taxes	(3,420,000)	(4,548,000)	(3,747,000)

Income before cumulative effect of accounting change	5,318,000	6,904,000	5,776,000
Cumulative effect of change in accounting for start-up costs, net of income tax benefit of $800,000	—	—	(1,233,000)

Net income	$5,318,000	$6,904,000	$4,543,000

Basic net income per share:
Income before cumulative effect of accounting change	$1.12	$1.24	$1.02
Cumulative effect of change in accounting for start-up costs	$—	$—	$(.22)
Net income	$1.12	$1.24	$.80
Shares used in computing basic net income per share	4,734,000	5,574,000	5,647,000
Diluted net income per share:
Income before cumulative effect of accounting change	$1.04	$1.18	$1.00
Cumulative effect of change in accounting for start-up costs	$—	$—	$(.21)
Net income	$1.04	$1.18	$.79
Shares used in computing diluted net income per share	5,089,000	5,867,000	5,780,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Accumulated (Deficit) Retained Earnings	Total

Balance at September 30, 1997	4,264,579	$43,000	$38,794,000	$(4,669,000)	$34,168,000
Issuance of common stock	1,154,125	12,000	18,306,000	—	18,318,000
Exercise of common stock options	113,208	1,000	945,000	—	946,000
Issuance of common stock under employee stock purchase plan	12,305	—	126,000	—	126,000
Tax benefits from exercise of common stock options	—	—	371,000	—	371,000
Net income				5,318,000	5,318,000

Balance at September 30, 1998	5,544,217	56,000	58,542,000	649,000	59,247,000
Exercise of common stock options	204,317	2,000	1,706,000	—	1,708,000
Issuance of common stock under employee stock purchase plan	12,871	—	159,000	—	159,000
Treasury stock repurchases and retired	(132,000)	(2,000)	(1,906,000)	—	(1,908,000)
Tax benefits from exercise of common stock options	—	—	739,000	—	739,000
Net income	—	—	—	6,904,000	6,904,000

Balance at September 30, 1999	5,629,405	56,000	59,240,000	7,553,000	66,849,000
Exercise of common stock options	8,861	—	81,000	—	81,000
Issuance of common stock under employee stock purchase plan	17,379	1,000	184,000	—	185,000
Tax benefits from exercise of common stock options	—	—	13,000	—	13,000
Net income	—	—	—	4,543,000	4,543,000

Balance at September 30, 2000	5,655,645	$57,000	$59,518,000	$12,096,000	$71,671,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	1998	1999	2000

Cash flows from operating activities:
Net income	$5,318,000	$6,904,000	$4,543,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax benefit	—	—	1,233,000
Depreciation and amortization	7,267,000	9,441,000	9,719,000
Loss on disposal of property and equipment	111,000	192,000	638,000
Provision for deferred income taxes	1,141,000	777,000	3,744,000
Tax benefits from exercise of common stock options	371,000	739,000	13,000
Amortization of deferred gain on sale-leaseback of properties	—	—	(4,000)
Changes in operating assets and liabilities:
Increase in inventories	(693,000)	(698,000)	(2,106,000)
Increase in other current assets	(110,000)	(354,000)	(259,000)
Increase (decrease) in accounts payable	(1,355,000)	(388,000)	3,981,000
Increase in accrued liabilities	670,000	1,264,000	1,541,000
Increase in other liabilities	66,000	209,000	514,000

Net cash provided by operating activities	12,786,000	18,086,000	23,557,000

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(20,368,000)	(30,766,000)	(36,626,000)
Existing restaurant additions	(5,829,000)	(5,751,000)	(6,283,000)
Decrease in accounts payable	—	—	(806,000)
Increase in intangible and other assets	(2,387,000)	(3,331,000)	(802,000)
Proceeds from sale-leaseback transactions	—	—	4,485,000

Net cash used in investing activities	(28,584,000)	(39,848,000)	(40,032,000)

Cash flows from financing activities:
Borrowings under line of credit	—	5,001,000	6,999,000
Proceeds from long-term debt	14,539,000	19,898,000	18,054,000
Repayment of long-term debt	(17,094,000)	(5,567,000)	(7,697,000)
Net proceeds from issuance of common stock	19,390,000	1,867,000	266,000
Repurchase of common stock	—	(1,908,000)	—

Net cash provided by financing activities	16,835,000	19,291,000	17,622,000

Net increase (decrease) in cash and cash equivalents	1,037,000	(2,471,000)	1,147,000

Cash and cash equivalents at beginning of year	2,345,000	3,382,000	911,000

Cash and cash equivalents at end of year	$3,382,000	$911,000	$2,058,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,958,000	$2,241,000	$3,466,000
Cash paid during the year for income taxes	$2,948,000	$2,685,000	$976,000

Supplemental disclosure of noncash transaction—
Property and equipment asset purchases in accounts payable	$—	$806,000	$2,451,000

See accompanying notes to financial statements

GARDEN FRESH RESTAURANT CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1.   The Company and a Summary of Significant Accounting Policies

  The Company

             Garden Fresh Restaurant Corp. (the “Company”) is a Delaware corporation which owns and operates restaurants in Arizona, California, Colorado, Florida, Georgia, Kansas, New Mexico, Nevada, North Carolina, Missouri, Oregon, Texas, Washington and Utah and is doing business as Souplantation, Sweet Tomatoes and Ladles, A Soup and Salad Takery (“Ladles”).

  Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

  Inventories

             Inventories, consisting principally of food, beverages and restaurant supplies, are valued at the lower of cost (first-in, first-out) or market.

  Property and Equipment

             Property, equipment, and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method. Property, equipment, and leasehold improvements are depreciated over estimated useful lives of 3 years to 30 years or the remaining lease term, whichever is shorter.

             Maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

  Intangibles and Other Assets

             Intangible assets resulting from the 1983 acquisition of the two original Souplantation restaurants, comprised of leasehold interests and goodwill, are amortized using the straight-line method over 15 years.

             Debt issuance costs are capitalized and amortized into interest expense using the straight-line method over the term of the debt.

  New Accounting Pronouncement—Pre-Opening Costs

             In April 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.” This SOP requires that the costs of start-up activities, which are inclusive of pre-opening costs, should be expensed as incurred. This new accounting standard is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. Effective October 1, 1999 the Company adopted Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities”. As was typical in the restaurant industry, prior to October 1, 1999 the Company had deferred its restaurant pre-opening costs and amortized them over the twelve-month period following the opening of each respective restaurant. In October 1999, the Company recognized the cumulative effect of a change in accounting principle of $1,233,000, net of the related income tax effect of $800,000. Pro forma amounts assuming the adoption of SOP 98-5 is applied as of October 1, 1997:

	1998	1999

Pro forma net income	$2,777,000	$6,655,000
Basic pro forma net income per share	0.59	1.19
Diluted pro forma net income per share	0.55	1.13

  Income Taxes

             Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Impairment of Long-Lived Assets

             The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

  Advertising

             Advertising costs are expensed as incurred. Advertising expenses were $2,402,000, $2,641,000 and $3,331,000 in fiscal 1998, 1999, and 2000, respectively, and are included in occupancy and other expenses.

  Fair Value of Financial Instruments

             Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts payable, accrued liabilities, and accrued salaries and employee benefits approximate fair value. The carrying amounts for the bank line of credit and long-term debt, and other liabilities approximates fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

  Cash and Cash Equivalents

             Cash equivalents are highly liquid investments purchased with original maturities of three months or less. Cash equivalents consist of investments in money market accounts backed by Federal government securities. The carrying amount is reflected at cost, which approximates the fair value due to the short maturity of these instruments. The Company’s policy is to place its cash with high credit quality financial institutions in order to limit the amount of credit exposure.

  Net Income Per Share

             The Company has presented basic net income per share and diluted net income per share in conformity with the Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 128. Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

             Potentially dilutive securities of approximately 355,000, 293,000, and 133,000 shares for fiscal 1998, 1999, and 2000, respectively, were used to calculate diluted earnings per share. There are no reconciling items in calculating the numerator for basic and diluted net income per share for the periods presented. For the years ended September 30, 1998, 1999 and 2000, respectively, shares related to stock options of 0, 422,000 and 791,000, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

  Stock-Based Compensation

             The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net income per share as if the fair value method had been applied in measuring compensation expense.

  Segment Reporting

             In 1998, the Company adopted SFAS No. 131, “Disclosures about Segments of and Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segment and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s restaurants are aggregated into one reportable segment given the similarities of economic characteristics between the operations represented by the restaurants and the common nature of the products, customers and methods of distribution.

  Sale-Leasebacks

             In May 2000 and July 2000, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for the restaurant site in Beaverton, Oregon, and Henderson, Nevada, respectively. The Company received net proceeds of $4,485,000 for the two transactions and recorded deferred gains of $231,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

             In October 2000, the Company entered into a sale—leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site in Vancouver, Washington. The Company received net proceeds of $2,257,000 and recorded a deferred gain of $293,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease.

  Reclassifications

             Certain 1998 and 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2.   Composition of Certain Financial Statement Captions

	September 30,

	1999	2000

Other current assets
Prepaid taxes	$539,000	$979,000
Prepaid insurance	18,000	63,000
Prepaid rent	—	52,000
Other	457,000	179,000

	$1,014,000	$1,273,000

	Depreciable Lives

Property and equipment
Leasehold improvements	Shorter of 30 years or lease term	$26,578,000	$34,830,000
Furniture and fixtures	3-8 years	30,917,000	40,562,000
Equipment	3-8 years	23,692,000	30,934,000
Land	—	26,352,000	33,062,000
Buildings	30 years	22,502,000	29,091,000
Construction in process on new restaurants	—	11,951,000	11,985,000

		141,992,000	180,464,000

Less accumulated depreciation and amortization		(37,276,000)	(44,929,000)

		$104,716,000	$135,535,000

Intangible and other assets
Intangible assets, net of amortization of $711,000 and $758,000, respectively	$55,000	$8,000
Pre-opening costs, net of amortization of $822,000 and $0, respectively	2,033,000	—
Cash surrender value of insurance policies	438,000	845,000
Deposits and other assets	714,000	1,086,000

	$3,240,000	$1,939,000

Accrued liabilities
Accrued payroll	$3,168,000	$3,346,000
Accrued interest	197,000	354,000
Taxes payable	1,149,000	924,000
Accrued insurance	792,000	1,154,000
Current accrued rent	30,000	27,000
Current deferred gain on sale-leaseback properties	—	12,000
Other	1,039,000	2,111,000

	$6,375,000	$7,928,000

	September 30,

	1999	2000

Other liabilities
Accrued rent	$1,128,000	$1,101,000
Deferred compensation	514,000	957,000
Deferred gain on sale-leaseback properties, net of current portion	—	215,000
Other	—	98,000

	$1,642,000	$2,371,000

Note 3.	Long-Term Debt

             Obligations under long-term debt arrangements are comprised of:

	September 30,

	1999	2000

Notes payable to lending institutions, interest at 7.52%-10.72%, due in various monthly installments aggregating $647,000 (including interest) through 2005. Secured by property and equipment.	$15,239,000	$19,929,000
Notes payable to lending institutions, interest at 8.66%-10.537%, due in various monthly installments aggregating $447,000 (including interest) through 2005. Secured by land and property.	13,958,000	19,625,000
Revolving line of credit, interest at both prime rate and LIBOR plus 2%, due December 31, 2001. Secured by property and equipment.	5,001,000	12,000,000

	34,198,000	51,554,000
Less current portion	(7,512,000)	(20,942,000)

	$26,686,000	$30,612,000

             During fiscal 2000, the Company had a revolving line of credit up to $12,000,000 collateralized by equipment and other assets. A portion of the outstanding principal balance on this line of credit in the amount of $4,000,000 bears interest at the prime rate (9.5% at September 30, 2000) with interest payable at the beginning of each month. The remaining outstanding principal balance on this line of credit in the amount of $8,000,000 bears interest based on LIBOR plus 2% (8.75% at September 30, 2000) with interest payable at the beginning of each month. The credit agreement contains various financial covenants and restrictions, including restrictions on the Company’s ability to pay dividends and to effect mergers or acquisitions without the bank’s approval. As of September 30, 2000, the Company was not in compliance with certain financial covenant provisions of the credit agreement. However the financial institution has waived the violations through September 30, 2000. At September 30, 2000, the outstanding balance was $12,000,000. All outstanding principal and interest amounts are due on December 31, 2001.

             The Company capitalized $182,000, $712,000 and $772,000 of interest costs during 1998, 1999 and 2000, respectively, related to construction of new stores.

             Principal payments due on long-term debt during the five years subsequent to September 30, 2000 are as follows:

2001	$8,942,000
2002	19,434,000
2003	6,537,000
2004	12,793,000
2005	3,848,000

$51,554,000

Note 4.   Income Taxes

             The provision for income taxes is summarized as follows:

	Year ended September 30,

	1998	1999	2000

Current tax expense:
Federal	$1,804,000	$2,791,000	$—
State	475,000	980,000	3,000

Total current	2,279,000	3,771,000	3,000
Deferred federal tax expense	921,000	768,000	3,185,000
Deferred state tax expense	220,000	9,000	559,000

Total tax expense before cumulative effect of change in accounting principle	$3,420,000	$4,548,000	$3,747,000

             Income taxes are included in the statements of operations as follows:

	Year ended September 30,

	1998	1999	2000

Income tax expense on income before cumulative effect of change in accounting principle	$3,420,000	$4,548,000	$3,747,000
Cumulative effect of change in accounting principle	—	—	(800,000)

Total tax expense	$3,420,000	$4,548,000	$2,947,000

             A reconciliation of the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes to the provision for income taxes is as follows:

	Year ended September 30,

	1998	1999	2000

Amounts computed at statutory federal rate	$2,971,000	$3,894,000	$2,547,000
State taxes and other	449,000	654,000	400,000

Provision for income taxes	$3,420,000	$4,548,000	$2,947,000

             The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 2000 are as follows:

	September 30,

	1999	2000

Write off of start-up costs	$—	$837,000
Net present value of loss on lease obligation	—	40,000
Inventories, pursuant to the Tax Reform Act of 1986	21,000	27,000
Accrued rent	488,000	452,000
Accrued vacation expense for financial reporting purposes	154,000	243,000
Change in insurance asset net of deferred compensation	57,000	204,000
Federal deduction for current year state tax expense	286,000	95,000
Net operating loss carryforwards	—	120,000
Alternative minimum tax credit carryforwards	246,000	1,490,000
State tax benefit	—	140,000

Total gross deferred tax assets	1,252,000	3,648,000

Depreciation	(2,259,000)	(7,611,000)
State tax benefit	(12,000)	—

Total gross deferred tax liabilities	(2,271,000)	(7,611,000)

Net deferred tax liabilities	$(1,019,000)	$(3,963,000)

             At September 30, 2000, the Company had available alternative minimum tax credit carryforwards of $1,490,000. The Internal Revenue Code imposes certain conditions and possible limitations on the future availability of tax credit carryforwards, including limitations arising from changes in the Company’s ownership. At September 30, 2000, the Company had available net operating loss carryforwards of $120,000 which begin to expire in 2005.

             The realization of deferred tax assets may be dependent upon the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the deferred income tax assets will be realized and therefore has not recorded a valuation allowance.

Note 5.   Shareholders’ Equity

  Common Stock

             In May 1998, the Company completed a secondary public offering of its common stock, whereby 1,154,125 shares, including an over-allotment option of 154,125 shares, were sold at a price of $17.19 per share resulting in net proceeds to the Company of $18,318,000.

             In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its common stock. As of September 30, 1999, the Company repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,908,000. All shares repurchased have been retired. The Company did not repurchase any shares during fiscal 2000.

  Stock Option Plans

             The Company has five stock option plans under which 1,782,500 options are authorized to be granted to employees, consultants and directors of the Company. Of this balance, 546,666 options are still available to be granted as of September 30, 2000. The plans provide for the grant of both incentive stock options and non-qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 1998, 1999 and 2000, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 6,640 shares annually thereafter.

             Activity for fiscal 1998, 1999 and 2000 with respect to these plans is as follows:

	Shares Underlying Options	Weighted- Average Exercise Price

Outstanding at September 30, 1997	774,919	$8.40
Granted	87,310	$15.04
Exercised	(113,208)	$8.36
Canceled	(3,002)	$11.04

Outstanding at September 30, 1998	746,019	$9.18
Granted	180,460	$13.99
Exercised	(204,317)	$8.36
Canceled	(7,556)	$12.77

Outstanding at September 30, 1999	714,606	$10.59
Granted	229,260	$13.80
Exercised	(8,861)	$9.28
Canceled	(10,964)	$13.11

Outstanding at September 30, 2000	924,041	$11.37

             Options to purchase an aggregate of 566,892, 491,306 and 624,661 shares were exercisable under the plans as of September 30, 1998, 1999 and 2000, respectively. The weighted average price of options exercisable under the plans as of September 30, 1998, 1999 and 2000 was $8.48, $9.33 and $10.30 per share, respectively. The weighted average exercise price of options granted under the plans during fiscal 1998, 1999 and 2000 was $15.04, $13.99 and $13.80 per share, respectively.

             The following is a summary of stock options outstanding as September 30, 2000:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at September 30, 2000	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Number Exercisable at September 30, 2000	Weighted- Average Exercise Price

$ 4.40 —$ 6.50	95,151	5.15	$6.47	95,150	$6.47
$ 7.88 —$ 9.13	327,829	4.99	$8.79	327,829	$8.79
$10.00 —$12.75	123,794	7.67	$12.22	51,272	$12.18
$13.00 —$20.63	377,267	8.46	$14.56	150,410	$15.38

$ 4.40 —$20.63	924,041	6.78	$11.37	624,661	$10.30

             The Company applies the intrinsic value method of accounting for its stock-based compensation. No compensation expense has been recognized for employee stock option grants, which were fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the employee stock purchase plan. Had compensation expense for the Company’s stock-based compensation awards and employee stock purchase plan shares issued during fiscal 1998, 1999 and 2000 been determined based on fair value at the grant dates, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year ended September 30,

	1998	1999	2000

Net income:
As reported	$5,318,000	$6,904,000	$4,543,000
Pro forma	$4,560,000	$6,261,000	$2,833,000
Net income per share:
Basic:
As reported	$1.12	$1.24	$.80
Pro forma	$.96	$1.12	$.50
Diluted:
As reported	$1.04	$1.18	$.79
Pro forma	$0.90	$1.07	$.49

             Pro forma net income reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 1998, 1999 and 2000, respectively: dividend yield of 0.0% for each year, expected volatility of 61%, 77% and 91%, risk-free interest of 5.81%, 4.72% and 5.96%, and expected lives of 6.4 years, 6.7 years and 6.8 years. The fair value of the employees’ purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 1998, 1999 and 2000: dividend yield of 0% for each year, expected volatility of 61%, 77% and 91%, risk-free interest rates of 5.26%, 4.44% and 5.57%, and expected lives of 6 months for each year.

  Employee Stock Purchase Plan

             During 1996, the Company implemented an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the purchase date.

             Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 1998, 1999 and 2000, 12,305, 12,871 and 17,379 shares were issued under the plan, respectively. At September 30, 2000, 195,248 shares were reserved for future issuance.

Note 6.   401(K) Savings Plan

             The Company has a 401(k) Savings Plan (the “Plan”) which allows eligible employees to contribute from one percent to the maximum percentage as determined by the Plan administrator (seventeen percent for the plan years ended 1998, 1999 and 2000) of pre-tax compensation, with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in Company contributions over a four-year period of service. Included in general and administrative expenses for fiscal 1998, 1999 and 2000 are Company contributions of $31,000, $80,000 and $122,000, respectively.

Note 7.   Deferred Compensation Plan

             During 1998, the Company implemented a deferred compensation plan whereby a select group of management employees may elect to defer up to 100% of their compensation into the plan. The Company makes matching contributions of 50% up to $6,000 for management and 100% up to $12,000 for officers and up to $20,000 for senior officers. Matching contributions vest over a four-year period (25% per year of service). Deferrals and matching contributions accrue earnings based upon the investment return of a portfolio selected by the participant from among portfolio options specified in the plan. The Company’s liability related to this plan at September 30, 1998, 1999 and 2000 was $171,000, $514,000 and $957,000, respectively. The plan also provides a death benefit to participants who die while employed by the Company. The death benefit is generally $100,000 but for executive officers is $500,000. The cash surrender value of such insurance at September 30, 1998, 1999 and 2000 was $128,000, $438,000 and $845,000, respectively. Benefits under the plan are generally payable at retirement or attainment of a specified age. All contributions and earnings held under the plan remain assets of the Company and are subject to the claims of general creditors of the Company. There are currently 21 participants in the plan. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code .

Note 8.   Commitments and Contingencies

             The Company leases certain of its restaurant facilities, including land under noncancelable operating lease agreements. The leases expire at various dates through 2020 and contain five to twenty-year renewal options. The leases provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities, and the monthly rental payments are subject to periodic adjustments. Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the lease term. The majority of the leases also provide for percentage rentals on sales above a specified minimum. The Company also has noncancelable operating leases for trucks and certain other equipment that expire at various dates through 2007.

             The aggregate future minimum lease commitments due are as follows:

Year Ending September 30,	Amount

2001	$10,402,000
2002	10,437,000
2003	10,119,000
2004	9,890,000
2005	8,919,000
Thereafter	71,434,000

Total minimum lease payments	$121,201,000

             The Company incurred rental expense under all operating leases of $6,174,000, $6,447,000, and $8,009,000 in fiscal 1998, 1999 and 2000, respectively. Rental expense includes percentage rents of $285,000, $347,000 and $437,000 for fiscal 1998, 1999 and 2000, respectively.

             The Company is party to various legal actions relating to former employees. In the opinion of management, after reviewing the information which is currently available with respect to these matters, and consulting with the Company’s counsel, any liability that may ultimately be incurred will not materially affect the liquidity, financial position or results of operations of the Company.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 2000		GARDEN FRESH RESTAURANT CORP.
	By:	/s/ Michael P. Mack

Michael P. Mack Chief Executive Officer President

             Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Report below on December 29, 2000.

Signature	Title

/s/ Michael P. Mack Michael P. Mack	Chairman of the Board, Chief Executive Officer, President and Director

/s/ David W. Qualls David W. Qualls	Chief Financial Officer and Chief Accounting Officer

/s/ Edgar F. Berner Edgar F. Berner	Director

/s/ Robert A. Gunst Robert A. Gunst	Director

/s/ Michael M. Minchin, Jr. Michael M. Minchin, Jr.	Director

/s/ John M. Robbins, Jr. John M. Robbins, Jr.	Director

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.
3.2**	Bylaws of Garden Fresh Restaurant Corp., as amended.
10.1**	Form of Indemnity Agreement for executive officers and directors.
10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.
10.3**	The Company’s Key Employee Stock Option Plan, as amended.
10.4**	The Company’s 1995 Outside Director Stock Option Plan.
10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.
10.6***	Form of Executive Employment Agreement
10.7***	Wells Fargo Bank Revolving Line of Credit Note
10.8****	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)
10.9****	The Company’s Variable Deferred Compensation Plan for Executives
10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives
10.13**	Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991
10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998.
23.1	Consent of Independent Accountants—KPMG LLP
23.2	Consent of Independent Accountants—PricewaterhouseCoopers LLP
27.1	Financial Data Schedule

______________

*	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

**	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed on May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.

***	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on February 13, 1998.

****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on April 28, 1998, as amended by Amendment No. 1 to Form 10-Q filed on April 28, 1998, Amendment No. 2 for Form 10-K filed on August 13, 1999, and Amendment No. 3 for Form 10-Q filed on December 29, 1999.

*****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.