Form 10-Q
period 2000-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2001-02-14
CIK 942133

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

    For quarterly period ended December 31, 2000

                                     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                         Commission file number 0-25886

                               ----------------

                         GARDEN FRESH RESTAURANT CORP.
             (Exact name of registrant as specified in its charter)

            Delaware                                 33-0028786
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

 17180 Bernardo Center Drive, San Diego, CA                        92128
  (Address of principal executive offices)                       (Zip Code)

                                 (858) 675-1600
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares of Common Stock, $.01 par value, outstanding as of January 26, 2001 was 5,664,519. There are no other classes of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                          Page
                                                                          ----

 PART I:  FINANCIAL INFORMATION

 ITEM 1:  UNAUDITED FINANCIAL STATEMENTS................................    3

          BALANCE SHEETS AT SEPTEMBER 30, 2000 AND DECEMBER 31, 2000....    3

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1999 AND DECEMBER 31, 2000......................    4

          STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
           DECEMBER 31, 1999 AND DECEMBER 31, 2000......................    5

          NOTES TO UNAUDITED FINANCIAL STATEMENTS.......................    6

 ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................    7

 ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   14


 PART II: OTHER INFORMATION

 ITEM 1:  LEGAL PROCEEDINGS.............................................   15

 ITEM 2:  CHANGES IN SECURITIES.........................................   15

 ITEM 3:  DEFAULTS UPON SENIOR SECURITIES...............................   15

 ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   15

 ITEM 5:  OTHER INFORMATION.............................................   15

 ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K..............................   15

                         GARDEN FRESH RESTAURANT CORP.

                                 BALANCE SHEETS
                             (Dollars in thousands)

                                                     September 30, December 31,
                                                         2000          2000
                                                     ------------- ------------
                                                                   (Unaudited)
                       ASSETS
                       ------

Cash and cash equivalents...........................   $  2,058      $    215
Inventories.........................................      6,383         6,773
Other current assets................................      1,273         2,723
                                                       --------      --------
  Total current assets..............................      9,714         9,711
Property and equipment, net.........................    135,535       137,886
Intangible and other assets.........................      1,939         1,965
                                                       --------      --------
    Total assets....................................   $147,188      $149,562
                                                       ========      ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Accounts payable....................................   $  9,701      $  5,026
Revolving line of credit............................     12,000         9,000
Current portion of long-term debt...................      8,942         9,659
Current deferred income taxes.......................        218           218
Accrued liabilities.................................      7,928         9,666
                                                       --------      --------
Total current liabilities...........................     38,789        33,569
Deferred income taxes...............................      3,745         4,115
Long-term debt, net of current portion..............     30,612        36,788
Other liabilities...................................      2,371         2,765
Shareholders' equity:
  Common stock, $.01 par value; 12,000,000 shares
   authorized at September 30, 2000 and December 31,
   2000, respectively; 5,655,645 and 5,664,519
   issued and outstanding at September 30, 2000 and
   December 31, 2000, respectively..................         57            57
  Paid-in capital...................................     59,518        59,601
  Retained earnings.................................     12,096        12,667
                                                       --------      --------
    Total shareholders' equity......................     71,671        72,325
                                                       --------      --------
    Total liabilities and shareholders' equity......   $147,188      $149,562
                                                       ========      ========


                  See notes to unaudited financial statements.

                         GARDEN FRESH RESTAURANT CORP.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                      -------------------------
                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
Net sales...........................................    $35,702      $43,359
Costs and expenses:
  Costs of sales....................................      9,077       10,959
Restaurant operating expenses:
  Labor.............................................     11,603       14,339
  Occupancy and other expenses......................      7,937       10,556
  General and administrative expenses...............      2,327        3,234
  Restaurant opening costs..........................        532          586
  Depreciation and amortization expenses............      2,156        2,888
                                                        -------      -------
    Total costs and expenses........................     33,632       42,562
                                                        -------      -------
Operating income....................................      2,070          797
Other income (expense):
  Interest income...................................         29           67
  Interest expense..................................       (724)      (1,151)
  Other income (expense), net.......................        (55)       1,229
                                                        -------      -------
Income before provision for income taxes and
 cumulative Effect of accounting change.............      1,320          942
Provision for income taxes..........................       (519)        (371)
                                                        -------      -------
Income before cumulative effect of accounting
 change.............................................        801          571
Cumulative effect of change in accounting for start-
 up Costs, net of income tax benefit of $800,000 in
 1999...............................................     (1,233)         --
                                                        -------      -------
Net income (loss)...................................    $  (432)     $   571
                                                        =======      =======
Basic net income (loss) per share:
  Income before cumulative effect of accounting
   change...........................................    $  0.14      $  0.10
  Cumulative effect of change in accounting for
   start-up costs...................................    $ (0.22)     $   --
                                                        -------      -------
  Net income (loss).................................    $ (0.08)     $  0.10
                                                        =======      =======
  Shares used in computing basic net income (loss)
   per share........................................      5,638        5,664
                                                        =======      =======
Diluted net income (loss) per share:
  Income before cumulative effect of accounting
   change...........................................    $  0.14      $  0.10
  Cumulative effect of change in accounting for
   start-up costs...................................    $ (0.21)     $   --
                                                        -------      -------
  Net income (loss).................................    $ (0.07)     $  0.10
                                                        =======      =======
Shares used in computing diluted net income (loss)
 per share..........................................      5,870        5,683
                                                        =======      =======

                  See notes to unaudited financial statements.

                         GARDEN FRESH RESTAURANT CORP.

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         2000
                                                       ------------ ------------
Cash flow from operating activities:
  Net income (loss)..................................    $  (432)     $   571
  Adjustments to reconcile net income (loss) to net
   cashprovided by (used in) operating activities:
    Cumulative effect of accounting change, net of
     tax benefit.....................................      1,233          --
    Depreciation and amortization....................      2,156        2,888
    Loss on disposal of property and equipment.......         55           61
    Provision for deferred income taxes..............        468          370
    Tax benefits from exercise of common stock
     options.........................................          5          --
    Amortization of deferred gain on sale-leaseback
     of properties...................................        --            (7)
Changes in operating assets and liabilities:
  Increase in inventories............................       (378)        (390)
  Increase in other assets...........................       (306)      (1,450)
  Increase (decrease) in accounts payable............      1,444       (3,807)
  Increase in accrued liabilities....................        172        1,738
  Increase (decrease) in other liabilities...........        159          (11)
                                                         -------      -------
Net cash provided by (used in) operating activities..      4,576          (37)
                                                         -------      -------
Investing Activities:
Acquisition of property and equipment:
  New restaurant development.........................     (6,869)      (7,346)
  Existing restaurant additions......................       (978)        (673)
  Decrease in accounts payable.......................        --        (2,451)
  Increase in intangible and other assets............       (218)         (42)
Proceeds from sale-leaseback transactions............        --         4,730
                                                         -------      -------
Net cash used in investing activities................     (8,065)      (5,782)
                                                         -------      -------
Financing Activities:
  Borrowings (repayments) under line of credit.......      3,509       (3,000)
  Proceeds from long-term debt.......................      4,515        9,353
  Repayment of long-term debt........................     (2,235)      (2,460)
  Net proceeds from issuance of common stock.........        119           83
                                                         -------      -------
  Net cash provided by financing activities..........      5,908        3,976
                                                         -------      -------
  Net increase (decrease) in cash and cash
   equivalents.......................................      2,419       (1,843)
  Cash and cash equivalents at beginning of period...        911        2,058
                                                         -------      -------
  Cash and cash equivalents at end of period.........    $ 3,330      $   215
                                                         =======      =======
Supplemental disclosure of noncash transactions:
  Property and equipment asset purchases in accounts
   payable...........................................    $   739      $ 1,583

                  See notes to unaudited financial statements.

                         GARDEN FRESH RESTAURANT CORP.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Unaudited Financial Statements

   The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the "Company") without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2000 included in the Company's Form 10-K.

2. Net Income (Loss) Per Share

   Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income
(loss) per share is computed on the weighted average number of common shares and dilutive potential common shares, which includes options under the Company's stock option plans computed using the treasury stock method and common shares expected to be issued under the Company's Employee Stock Purchase Plan.

   Potential issuances of common stock of 232,000 and 19,000 shares for the three month periods ended December 31, 1999 and 2000, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for either of the periods presented. For the three months ended December 31, 1999 and 2000, respectively, shares related to stock options of 53,000 and 947,000, respectively, were excluded from the calculation of diluted net income (loss) per share, as the effect of their inclusion would be anti-dilutive.

3. Settlement of Insurance Claim

   The Company recorded other income of $1,284,000 during the three months ended December 31, 2000 related to the settlement of an insurance claim for the loss of assets in a fire at the company's Point Loma restaurant in December 1999.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "attempts," and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's
(i) plans to open new restaurants, (ii) plans to increase operational efficiency, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, and (iv) timing for implementation of its new accounting software program, are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company's plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating utilities costs and fuel, and labor cost for the distribution center.

Quarterly Results

   The following table sets forth the percentage of net sales certain items included in the Company's statement of operations for the periods indicated.

                                                        Three Months Ended
                                                     -------------------------
                                                     December 31, December 31,
                                                         1999         2000
                                                     ------------ ------------
                                                            (Unaudited)
Net sales...........................................    100.0 %      100.0 %
                                                        -----        -----
Costs and expenses:
  Costs of sales....................................     25.4 %       25.3 %
Restaurant operating expenses:
  Labor.............................................     32.5 %       33.1 %
  Occupancy and other expenses......................     22.2 %       24.3 %
  General and administrative expenses...............      6.5 %        7.4 %
  Restaurant opening costs..........................      1.5 %        1.4 %
  Depreciation and amortization expenses............      6.1 %        6.7 %
                                                        -----        -----
    Total costs and expenses........................     94.2 %       98.2 %
                                                        -----        -----
Operating income:                                         5.8 %        1.8 %
  Interest income...................................      0.1 %        0.2 %
  Interest expense..................................     (2.0)%       (2.7)%
  Other income (expenses), net......................     (0.2)%        2.8 %
                                                        -----        -----
Income before provision for income taxes and
 cumulative effect of accounting change.............      3.7 %        2.2 %
Provision for income taxes..........................     (1.5)%       (0.9)%
                                                        -----        -----
Income before cumulative effect of accounting
 change.............................................      2.2 %        1.3 %
Cumulative effect of accounting for startup costs,
 net of income tax benefit..........................     (3.4)%        --
                                                        -----        -----
Net income (loss)...................................     (1.2)%        1.3 %
                                                        =====        =====

Results of Operations

 Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

   Net Sales. Net sales for the three months ended December 31, 2000 increased 21.4% to $43.4 million from $35.7 million for the comparable 1999 period. This increase was primarily due to the opening of fifteen restaurants since the comparable 1999 period and the increase in comparable restaurant sales of 3.4%. The same store sales increase is due to higher prices offset by decreased guest counts by 1.4% versus the comparable 1999 period. See "Business Risks--Certain Operating Results and Considerations."

   Costs of Sales. Costs of sales for the three months ended December 31, 2000 increased 20.7% to $11.0 million from $9.1 million for the comparable 1999 period. This increase was due to the addition of fifteen restaurants opened since the comparable 1999 period. As a percentage of net sales, cost of sales decreased to 25.3% from 25.4% as a result of leveraged purchasing price variances across all regions and the utilization of our own delivery and distribution center for the West Coast restaurants beginning in April 2000. See "Business Risks--Reliance on Key Suppliers and Distributors."

   Labor Expense. Labor expense for the three months ended December 31, 2000 increased 23.6% to $14.3 million from $11.6 million for the comparable 1999 period. This increase was due primarily to an increase in the minimum wage in California and the addition of fifteen restaurants opened since the comparable 1999 period, which require higher labor usage during the first ninety days. As a percentage of net sales, the labor expense increased 0.6% to 33.1% from 32.5% in the comparable 1999 period due primarily to an increase in the employee hourly wage rates. See "Business Risks--Minimum Wage."

   Occupancy and Other Expenses. Occupancy and other operating costs for the three months ended December 31, 2000 increased 33.0% to $10.6 million from $7.9 million for the comparable 1999 period. Occupancy and other operating costs as a percentage of net sales increased 2.1% to 24.3% from 22.2% for the comparable 1999 period. This was due primarily to planned marketing expenses, higher utility costs in California, base rent associated with sale-lease backs not originally planned, and repair and maintenance costs for aging restaurants. See "Business Risks--Planned Operating Expenditures."

   General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2000 increased 39.0% to $3.2 million from $2.3 million for the comparable 1999 period. As a percentage of net sales, general and administrative expenses increased 0.9% to 7.4% from 6.5% for the comparable 1999 period. These increases were primarily due to personnel costs to support the additional fifteen restaurants in the current and future new regions.

   Restaurant Opening Costs. Restaurant opening costs for the three months ended December 31, 2000 increased 10.2% to $0.6 million from $0.5 million for the comparable 1999 period. Restaurant opening costs as a percentage of net sales decreased 0.1% to 1.4% from 1.5% for the comparable 1999 period.

   Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended December 31, 2000 increased 34.0% to $2.9 million from $2.2 million for the comparable 1999 period. Depreciation and amortization expense as a percentage of net sales increased 0.6% to 6.7% from 6.1% for the comparable 1999 period. This was due to additional depreciation for the fifteen restaurants opened since the comparable 1999 period.

   Interest Income. Interest income for the three months ended December 31, 2000 increased 131.0% to $67,000 from $29,000 for the comparable 1999 period. The increase in interest income was due to increased investments of cash on hand during the 2000 period.

   Interest Expense. Interest expense for the three months ended December 31, 2000 increased 59.0% to $1.2 million from $.7 million for the comparable 1999 period as a result of higher interest rates, and increased debt to support higher capital expenditures for existing stores and new stores during the 2000 period.

   Other Income (Expense), net. Other income (expense), net for the three months ended December 31, 2000 was $1.2 million compared to ($0.5 million) for the comparable 1999 period. This increase was primarily due to the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California.

Liquidity and Capital Resources

   The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the three months ended December 31, 2000, the Company used $37,000 for operating activities, repaid $3.0 million under its bank line of credit, and obtained $9.4 million from equipment and mortgage financing (with repayments of $2.5 million). The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 26 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2001. During the first three months of fiscal 2001 the Company opened two leased sites, reopened one leased site and completed sale-lease backs for two sites. Capital expenditures totaled $5.8 million (net of $4.7 million in proceeds from sale-lease backs) during the first three months of fiscal 2001 and $8.1 million for the comparable period in fiscal 1999. As of December 31, 2000, the Company operated 86 salad buffet restaurants, and 1 Ladles restaurant.

   The cash investment required for the two restaurants opened and one re-opened during the three month period ending December 31, 2000 was $7.3 million including land and buildings, and excluding restaurant opening costs. The restaurant opening costs incurred during the three month period ending December 31, 2000 for the two restaurants opened and the one re-opened was $586,000. The Company has signed 10 leases, and purchased 4 sites planned to open in fiscal 2001 and 2002. In addition, the Company has signed 1 lease for a fiscal 2001 site for a small restaurant concept. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to remaining budgeted capital expenditures for fiscal 2001 of $22.0 million for new restaurant openings, the Company has a remaining budgeted $4.4 million in expenditures for fiscal 2001 for capital improvements at existing sites. See "Business Risks-- Expansion Risks."

   In addition to funds generated from operations, sale-lease back of owned properties and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2001 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all because capital may not be available. See "Business Risks--Capital Requirements."

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

 Certain Operating Results and Considerations

   In fiscal 1999 and 2000, the Company experienced an increase of 3.7% and 3.1%, respectively, in comparable restaurant sales. In the first three months of fiscal 2000 and 2001, the Company's comparable restaurant sales increased 2.4% and 3.4% respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. In addition, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest. In July 2000, the Company increased prices in most of its markets. To date, this increase has resulted in fewer guests.

 Expansion Risks

   The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, and has opened two restaurants to date in fiscal 2001, all of which are in existing regions (Northern California, Missouri). A location in San Diego, California was reopened subsequent to being rebuilt after the December 31, 1999 fire. The Company currently intends to open nine additional restaurants in fiscal 2001. Subsequent to December 31, 1999 the Company opened and closed its first "Ladles, A Soup and Salad Takery," a take-out restaurant concept targeted for on-the-go families and busy professionals located in San Diego, California. During fiscal 2000 the Company opened its second "Ladles, A Soup and Salad Takery," restaurant located in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Since its inception the Company has closed three non-performing salad buffet restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company's business, financial condition and results of operations.

   The Company incurs substantial costs in opening a new restaurant and, in the Company's experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up-front capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company's growth plans. There can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

 Capital Requirements

   In addition to funds generated from operations, sale-lease back of owned properties and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2001 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

 Cost Sensitivity

   The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates--See "Business Risks--Minimum Wage"), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See "Business Risks--Reliance on Key Suppliers and Distributors".

 Minimum Wage

   The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage and due to the tight part-time labor market resulting from historically low unemployment levels. These increases have resulted in a decrease in the Company's profitability. The Company expects to continue to be impacted by increasing wage costs in California where the minimum wage rate increased by $0.75 per hour on January 2, 2001. While there can be no assurance that the Company will be able to manage and absorb these increases in the future, the Company is exploring strategic ideas on how to better manage labor utilization in order to minimize the impact.

 Planned Operating Expenditures

   The Company has incurred planned marketing expenditures during the first quarter of fiscal 2001 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

   The Company may continue to experience increased utility costs and repair and maintenance expenditures in its existing stores. Such increases may affect store profitability. There can be no assurance that the increases in utilities and repair and maintenance will not continue to impact the Company's ability to control costs in the future.

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

 Computer Information System

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

   Because of the Company's growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company's formal accounting reports is in the process of being replaced with a commercial software package. The selection has been made. The implementation has begun in the Company's second quarter of fiscal 2001 and is anticipated to end during the fourth quarter of fiscal 2001.

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

 Geographic Concentration: Restaurant Base

   Thirty-five of the Company's eighty-six existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company's profitability in this region. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's result of operations than would be the case in a company with a larger number of restaurants.

 Reliance on Key Suppliers and Distributors

   Beginning April 2000 the Company began utilization of its delivery and distribution center for the West Coast restaurants. In addition, the Company utilizes sole source suppliers for certain produce and grocery items. In order to minimize price fluctuations, the Company enters into fixed price supply contracts that generally have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the distribution center or the Company's suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions, or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products elsewhere. In addition to the West Coast distribution center, the Company has several local produce distributors that are governed by one program and one main grocery distributor. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company's restaurants and central kitchen through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce and grocery distribution. There can be no assurance that the Company's distribution expense would not be greater under such alternate arrangements. See "Business Risks--Cost Sensitivity."

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is tied to the prime rate, or LIBOR rounded to the nearest whole 1/8 of 1% plus 2%. As of December 31, 2000, the Company had $9.0 million in debt outstanding under these credit facilities, a decrease of $3.0 million since September 30, 2000. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $45,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

   The Company did not have any foreign currency or other market risk or any derivative financial instruments at December 31, 2000.

                           PART II--OTHER INFORMATION

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

Item 3. Defaults Upon Senior Securities

   Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not Applicable

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits:

   The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 18 herewith.

   (b) Reports on Form 8-K:

   No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2001                  GARDEN FRESH RESTAURANT CORP.
                                          (Registrant)

                                                 /s/ Michael P. Mack
                                          -------------------------------------
                                                     Michael P. Mack
                                            Chief Executive Officer/President
                                              (Principal Executive Officer)

                                                 /s/ David W. Qualls
                                          -------------------------------------
                                                     David W. Qualls
                                                 Chief Financial Officer
                                           (Principal Accounting and Financial
                                                         Officer)