Form 10-Q
period 2001-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2001-05-15
CIK 942133

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q
(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

          For quarterly period ended March 31, 2001

                                       OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________.

                        Commission file number 0-25886

                         GARDEN FRESH RESTAURANT CORP.
                         -----------------------------

            (Exact name of registrant as specified in its charter)

                 Delaware                                         33-0028786
                 --------                                         ----------
(State or other jurisdiction of incorporation                 (I.R.S. Employee
or organization                                              Identification No.)

               17180 Bernardo Center Drive, San Diego, CA 92128
               ------------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:  (858) 675-1600
                                                     --------------
________________________________________________________________________________

              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No _____
                                         -----

The number of shares of Common Stock, $.01 par value, outstanding as of April 26, 2001 was 5,661,787. There are no other classes of common stock.

                         GARDEN FRESH RESTAURANT CORP.
                                   FORM 10-Q

                                     INDEX

                                                                                          PAGE
PART I:   FINANCIAL INFORMATION

          Item 1:   Unaudited Financial Statements

                    Balance Sheets at September 30, 2000 and
                    March 31, 2001                                                         3

                    Statements of Operations for the three and six months ended
                    March 31, 2000 and March 31, 2001                                      4

                    Statements of Cash Flows for the six months ended
                    March 31, 2000 and March 31, 2001                                      5

                    Notes to Unaudited Financial Statements                                6

           Item 2:  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                    7

           Item 3:  Quantitative and Qualitative Disclosures About Market Risk            15


PART II:  OTHER INFORMATION

          Item 1:   Legal Proceedings                                                     16
          Item 2:   Changes in Securities                                                 16
          Item 3:   Defaults Upon Senior Securities                                       16
          Item 4:   Submission of Matters to a Vote of Security Holders                   16
          Item 5:   Other Information                                                     16
          Item 6:   Exhibits and Reports on Form 8-K                                      16

GARDEN FRESH RESTAURANT CORP.
BALANCE SHEETS
(Dollars in thousands, except per share data)

                                                                                     September 30, 2000        March 31, 2001
                                                                                     ------------------      ------------------
                                                                                                                 (Unaudited)
Assets

Current assets:
    Cash and cash equivalents                                                        $             2,058     $            2,058
    Inventories                                                                                    6,383                  7,284
    Other current assets                                                                           1,273                  2,765
                                                                                     -------------------     ------------------

       Total current assets                                                                        9,714                 12,107

Property and equipment, net                                                                      135,535                140,641
Intangible and other assets                                                                        1,939                  2,148
                                                                                     -------------------      -----------------

       Total assets                                                                  $           147,188      $         154,896
                                                                                     ===================      =================

Liabilities and Shareholders' Equity:

Current liabilities:
     Accounts payable                                                                $             9,701      $           7,473
     Revolving line of credit                                                                     12,000                  8,000
     Current portion of long-term debt                                                             8,942                  9,449
     Current deferred income taxes                                                                   218                    382
     Accrued liabilities                                                                           7,928                 11,150
                                                                                     -------------------      -----------------

       Total current liabilities                                                                  38,789                 36,454

Deferred income taxes                                                                              3,745                  4,202
Long-term debt, net of current portion                                                            30,612                 37,620
Other liabilities                                                                                  2,371                  2,882

Shareholders' equity:
     Common stock, $.01 par value per share; 12,000,000
       shares authorized at September 30, 2000 and March 31, 2001, respectively; 5,655,645 and 5,665,719 issued and
       outstanding at September 30, 2000 and March 31, 2001, respectively                             57                     57
     Paid-in capital                                                                              59,518                 59,606
     Retained earnings                                                                            12,096                 14,075
                                                                                     -------------------      -----------------
       Total shareholders' equity                                                                 71,671                 73,738
                                                                                     -------------------      -----------------
Total liabilities and shareholders' equity                                           $           147,188      $         154,896
                                                                                     ===================      =================

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)                                               Three Months Ended                      Six months ended
                                                  ----------------------------------      ----------------------------------
                                                              March 31,                                March 31,
                                                       2000                2001                2000               2001
                                                  --------------      --------------      --------------      --------------
NET SALES                                         $       40,783      $       51,322      $       76,485      $       94,681
                                                  --------------      --------------      --------------      --------------

Costs and expenses:
   Costs of sales                                         10,190              12,482              19,267              23,441
   Restaurant operating expenses:
       Labor                                              12,763              16,660              24,366              30,999
       Occupancy and other expenses                        8,575              11,747              16,512              22,303
   General and administrative expenses                     2,690               3,308               5,017               6,542
   Restaurant opening costs                                  513                 541               1,045               1,127
   Depreciation and amortization expenses                  2,291               3,041               4,447               5,929
                                                  --------------      --------------      --------------      --------------
Total costs and expenses                                  37,022              47,779              70,654              90,341
                                                  --------------      --------------      --------------      --------------

Operating income                                           3,761               3,543               5,831               4,340

Other income (expenses):
   Interest income                                            38                  43                  67                 110
   Interest expense                                         (808)             (1,193)             (1,532)             (2,344)
   Other income (expenses), net                              105                 (60)                 50               1,169
                                                  --------------      --------------      --------------      --------------
Income before provision for income taxes and
  cumulative effect of accounting change                   3,096               2,333               4,416               3,275
Provision for income taxes                                (1,229)               (925)             (1,748)             (1,296)
                                                  --------------      --------------      --------------      --------------

 Income before cumulative effect of accounting
  change                                                   1,867               1,408               2,668               1,979

Cumulative effect of change in accounting for
startup costs, net of income tax benefit of $800               -                   -              (1,233)                  -
                                                  --------------      --------------      --------------      --------------

Net income                                        $        1,867      $        1,408      $        1,435      $        1,979
                                                  ==============      ==============      ==============      ==============
Basic net income per share:
  Income before cumulative effect of accounting
   change                                         $         0.33      $         0.25      $         0.47      $         0.35
  Cumulative effect of change in accounting
   for startup costs                                           -                   -               (0.22)                  -
                                                  --------------      --------------      --------------      --------------
    Net income                                    $         0.33      $         0.25      $         0.25      $         0.35
                                                  ==============      ==============      ==============      ==============

Shares used in computing basic net income  per
 share                                                     5,641               5,665               5,639               5,665
                                                  ==============      ==============      ==============      ==============

Diluted net income per share:
  Income before cumulative effect of accounting
   change                                         $         0.32      $         0.25      $         0.46      $         0.35
  Cumulative effect of change in accounting
   for startup costs                                           -                   -               (0.21)                  -
                                                  --------------      --------------      --------------      --------------
    Net income                                    $         0.32      $         0.25      $         0.25      $         0.35
                                                  ==============      ==============      ==============      ==============
Shares used in computing diluted net income per
 share                                                     5,796               5,670               5,833               5,677
                                                  ==============      ==============      ==============      ==============

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)

(Unaudited)                                                                                          Six months ended
                                                                                          ---------------------------------------
                                                                                          March 31, 2000           March 31, 2001
                                                                                          --------------           --------------
OPERATING ACTIVITIES:
   Net income                                                                             $        1,435           $        1,979
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of accounting change, net of tax benefit                                    1,233                        -
     Depreciation and amortization                                                                 4,447                    5,929
     Loss on disposal of property and equipment                                                      105                      132
     Provision for deferred income taxes                                                             782                      621
     Tax benefits from exercise of common stock options                                                5                        -
     Amortization of deferred gain on sale-leaseback of properties                                     -                      (14)
   Changes in operating assets and liabilities:
       Increase in inventories                                                                    (1,287)                    (901)
       Increase in other current assets                                                             (926)                  (1,492)
       Increase (decrease) in accounts payable                                                     2,046                   (1,217)
       Increase in accrued liabilities                                                             2,080                    3,247
       Increase (decrease) in other liabilities                                                      263                       32
                                                                                          --------------           --------------

Net cash provided by operating activities                                                         10,183                    8,316
                                                                                          --------------           --------------

INVESTING ACTIVITIES:
Acquisition of property and equipment:
       New restaurant development                                                                (14,418)                 (14,796)
       Existing restaurant additions                                                              (2,070)                  (1,762)
       Decrease in accounts payable                                                                    -                   (2,451)
       Increase in intangible and other assets                                                      (524)                    (232)
Proceeds from sale-leaseback transactions                                                              -                    7,322
                                                                                          --------------           --------------

Net cash used in investing activities                                                            (17,012)                 (11,919)
                                                                                          --------------           --------------

FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit                                                       1,009                   (4,000)
Proceeds from long-term debt                                                                       9,528                   13,039
Repayment of long-term debt                                                                       (3,580)                  (5,524)
Net proceeds from issuance of common stock                                                           157                       88
                                                                                          --------------           --------------

Net cash provided by financing activities                                                          7,114                    3,603
                                                                                          --------------           --------------

Net increase in cash and cash equivalents                                                            285                        -

Cash and cash equivalents at beginning of period                                                     911                    2,058
                                                                                          --------------           --------------

Cash and cash equivalents at end of period                                                $        1,196           $        2,058
                                                                                          ==============           ==============

Supplemental disclosure of noncash transactions:
   Property and equipment asset purchases in accounts payable                             $        3,576           $        1,440

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   UNAUDITED FINANCIAL STATEMENTS
     ------------------------------

          The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the "Company") without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2000 included in the Company's Form 10-K.

2.   NET INCOME PER SHARE
     --------------------

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

          Potential issuances of common stock of 155,000 and 5,000 shares for the three month periods ended March 31, 2000 and 2001, respectively, and 194,000 and 12,000 shares for the six month periods ended March 31, 2000 and 2001, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for either of the periods presented. Shares related to stock options of 384,000 and 1,079,000 for the three month periods ended March 31, 2000 and 2001, respectively, and 183,000 and 823,000 shares for the six month periods ended March 31, 2000 and 2001, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

3.   SETTLEMENT OF INSURANCE CLAIM
     -----------------------------

          The Company recorded other income of $1,284,000 during the six months ended March 31, 2001 related to the settlement of an insurance claim for the loss of assets in a fire at the Company's Point Loma restaurant in December 1999.

4.   DEBT COVENANT COMPLIANCE
     ------------------------

          The Company was out of compliance with a certain covenant relating to its revolving line of credit as of March 31, 2001. The Company has obtained a waiver of this violation from the bank.

5.   PREPARATION OF FINANCIAL STATEMENTS
     -----------------------------------

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

       ITEM 2: MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

INTRODUCTION

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use the words "expects," "will," "may," "anticipates," "believes," "intends," "attempts," and "seeks" are forward looking statements. These forward looking statements, including statements regarding the Company's
(i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, and (vii) strategic marketing programs and effects of such programs are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Business Risks." In particular, the Company's expansion efforts and plans to open new restaurants could be affected by the Company's ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company's plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating utilities costs and fuel, and labor cost for the distribution center.

QUARTERLY RESULTS

     The following table sets forth the percentage of net sales certain items included in the Company's statement of operations for the periods indicated. (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                       March 31, 2000      March 31, 2001      March 31, 2000      March 31, 2001
                                                       --------------      --------------      --------------      --------------
NET SALES                                                       100.0%              100.0%              100.0%              100.0%
                                                       --------------      --------------      --------------      --------------
COSTS AND EXPENSES:
   Costs of sales                                                25.0%               24.3%               25.2%               24.8%
   Restaurant operating expenses:
     Labor                                                       31.3%               32.5%               31.9%               32.7%
     Occupancy and other expenses                                21.0%               22.9%               21.6%               23.5%
  General and administrative expenses                             6.6%                6.4%                6.6%                6.9%
  Restaurant opening costs                                        1.3%                1.1%                1.3%                1.2%
  Depreciation and amortization expenses                          5.6%                5.9%                5.8%                6.3%
                                                       --------------      --------------      --------------      --------------
Total costs and expenses                                         90.8%               93.1%               92.4%               95.4%
                                                       --------------      --------------      --------------      --------------

Operating income                                                  9.2%                6.9%                7.6%                4.6%
  Interest income                                                 0.1%                  -                 0.1%                0.1%
  Interest expense                                               (2.0%)              (2.3%)              (2.0%)              (2.5%)
  Other income (expenses), net                                    0.3%               (0.1%)               0.1%                1.2%
                                                       --------------      --------------      --------------      --------------

Income before provision for income taxes and
  cumulative effect of accounting change                          7.6%                4.5%                5.8%                3.4%
Provision for income taxes                                       (3.0%)              (1.8%)              (2.3%)              (1.4%)
                                                       --------------      --------------      --------------      --------------

Income before cumulative effect
  of accounting change                                            4.6%                2.7%                3.5%                2.0%
Cumulative effect of accounting for startup costs,
  net of income tax benefit                                         -                   -                (1.6%)                 -
                                                       --------------      --------------      --------------      --------------
Net income                                                        4.6%                2.7%                1.9%                2.0%
                                                       ==============      ==============      ==============      ==============

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Net Sales. Net sales for the three months ended March 31, 2001 increased 25.7% to $51.3 million from $40.8 million for the comparable 2000 period. This increase was primarily due to the opening of seventeen restaurants since the comparable 2000 period and the increase in comparable restaurant sales of 4.9%. The increase in same store sales is due to higher prices which were partially offset by decreased guest counts of 0.6% versus the comparable 2000 period. See "Business Risks - Certain Operating Results and Considerations".

     Costs of Sales. Costs of sales for the three months ended March 31, 2001 increased 22.5% to $12.5 million from $10.2 million for the comparable 2000 period. This increase was due to the addition of seventeen restaurants opened since the comparable 2000 period. As a percentage of net sales, costs of sales decreased to 24.3% from 25.0% as a result of an increase in average meal price across most markets effective July 2000. See "Business Risks - Certain Operating Results and Considerations".

     Labor Expense. Labor expense for the three months ended March 31, 2001 increased 30.5% to $16.7 million from $12.8 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage in California and the addition of seventeen restaurants opened since the comparable 2000 period, which require higher labor usage during the first ninety days of operations. As a percentage of net sales, the labor expense increased 1.2% to 32.5% from 31.3% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates. See "Business Risks - Minimum Wage."

     Occupancy and Other Expenses. Occupancy and other expenses for the three months ended March 31, 2001 increased 36.0% to $11.7 million from $8.6 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased 1.9% to 22.9% from 21.0% for the comparable 2000 period. This was due primarily to planned marketing expenses, higher utility costs in California and higher natural gas costs in our other markets, increases in base rent associated with sale-lease backs, and repair and maintenance costs for aging restaurants. See "Business Risks - Planned Operating Expenditures and Business Risks - Results of Energy Crisis."

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2001 increased 22.2% to $3.3 million from $2.7 million for the comparable 2000 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources, to support both the additional seventeen restaurants opened since the comparable 2000 period and the future new regions. As a percentage of net sales, general and administrative expenses decreased 0.2% to 6.4% from 6.6% for the comparable 2000 period.

     Restaurant Opening Costs. Restaurant opening costs for the three months ended March 31, 2001 approximated the 2000 period at $0.5 million. Restaurant opening costs as a percentage of net sales decreased 0.2% to 1.1% from 1.3% for the comparable 2000 period.

     Depreciation and Amortization Expenses.    Depreciation and amortization
expenses for the three months ended March 31, 2001 increased 30.4% to $3.0 million from $2.3 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased 0.3% to 5.9% from 5.6% for the comparable 2000 period. These increases were due to additional depreciation for the seventeen restaurants opened since the comparable 2000 period.

     Interest Income. Interest income for the three months ended March 31, 2001 and 2000 was $43,000 and $38,000, respectively.

     Interest Expense. Interest expense for the three months ended March 31, 2001 increased 50.0% to $1.2 million from $0.8 million for the comparable 2000 period due to additional borrowing activity resulting from higher capital expenditures for existing stores, seasonal funding requirements, and higher capital costs for new sites.

     Other Income (Expense), net. Other income (expense), net for the three months ended March 31, 2001 and 2000 was ($60,000) and $105,000, respectively.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

     Net Sales. Net sales for the six months ended March 31, 2001 increased 23.8% to $94.7 million from $76.5 million for the comparable 2000 period. This increase was primarily due to the opening of seventeen salad buffet restaurants since the comparable 2000 period and the increase in comparable restaurant sales of 4.3%. The same store sales increase is due to higher prices which were partially offset by decreased guest counts of 1.0% versus the comparable 2000 period. See "Business Risks - Certain Operating Results and Considerations".

     Costs of Sales. Costs of sales for the six months ended March 31, 2001 increased 21.2% to $23.4 million from $19.3 million for the comparable 2000 period. This increase was due to the addition of seventeen salad buffet restaurants since the comparable 2000 period. As a percentage of net sales, costs of sales decreased to 24.8% from 25.2% since the comparable 2000 period as a result of an increase in average meal price across most markets effective July 2000. See "Business Risks - Certain Operating Results and Considerations".

     Labor Expense. Labor expense for the six months ended March 31, 2001 increased 27.0% to $31.0 million from $24.4 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage in California and the addition of seventeen restaurants opened since the comparable 2000 period, which require higher labor usage during the first ninety days of operations. As a percentage of net sales, the labor expense increased 0.8% to 32.7% from 31.9% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates. See "Business Risks - Minimum Wage."

     Occupancy and Other Expenses. Occupancy and other expenses for the six months ended March 31, 2000 increased 35.2% to $22.3 million from $16.5 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased 1.9% to 23.5% from 21.6% for the comparable 2000 period. This was due primarily to planned marketing expenses, higher utility costs in California and higher natural gas costs in our other markets, increases in base rent associated with sale-lease backs, and repair and maintenance costs for aging restaurants. See "Business Risks - Planned Operating Expenditures and Business Risks - Results of Energy Crisis."

     General and Administrative Expenses. General and administrative expenses for the six months ended March 31, 2001 increased 30.0% to $6.5 million from $5.0 million for the comparable 2000 period. As a percentage of net sales, general and administrative expenses increased 0.3% to 6.9% from 6.6% for the comparable 2000 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources, to support both the additional seventeen restaurants opened since the comparable 2000 period and the future new regions.

     Restaurant Opening Costs. Restaurant opening costs for the six months ended March 31, 2001 increased to $1.1 million from $1.0 million for the comparable 2000 period. Restaurant opening costs as a percentage of net sales decreased 0.1% to 1.2% from 1.3% for the comparable 2000 period.

     Depreciation and Amortization Expenses.    Depreciation and amortization
expenses for the six months ended March 31, 2001 increased to $5.9 million from $4.4 million for the same period in fiscal 2000. Depreciation and amortization expense as a percentage of net sales increased 0.5% to 6.3% from 5.8% for the comparable period in 2000. These increases were due to additional depreciation for the seventeen salad buffet restaurants opened since the comparable 2000 period.

     Interest Income. Interest income for the six months ended March 31, 2001 increased 64.2% to $110,000 from $67,000. The increase in interest income was due to increased investments of cash on hand during the 2001 period.

     Interest Expense. Interest expense for the six months ended March 31, 2001 increased 53.3% to $2.3 million from $1.5 million for the comparable 2000 period. For the six months ended March 31, 2001 interest expense as a percent of net sales increased 0.5% to 2.5% from 2.0% for the same period in fiscal 2000 due to additional borrowing activity resulting from higher capital expenditures for existing stores, seasonal funding requirements, and higher capital costs for new sites.

     Other Income (Expense), net. Other income (expense), net for the six months ended March 31, 2001 was $1.2 million compared to $0.1 million for the comparable 2000 period. This increase resulted primarily from the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables or inventory, and receives trade credit based upon negotiated terms when purchasing food and supplies. For the six months ended March 31, 2001, the Company generated $8.3 million from operating activities, repaid $4.0 million under its bank line of credit, and obtained $13.0 million from equipment and mortgage financing (with repayments of $5.5 million). The Company's principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 26 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2001. During the first six months of fiscal 2001 the Company opened one owned restaurant site, opened three leased restaurant sites, opened one leased kitchen facility, re-opened one leased restaurant site and completed sale-lease backs for three restaurant sites. Capital expenditures totaled $11.9 million (net of $7.3 million in proceeds from sale-lease backs) during the first six months of fiscal 2001 and $17.0 million for the comparable period in fiscal 2000. As of March 31, 2001, the Company operated 88 salad buffet restaurants, and 1 Ladles restaurant.

     The cash investment required for the four restaurants and one kitchen facility opened and one restaurant re-opened during the six month period ended March 31, 2001 was $14.2 million including land and buildings, and excluding restaurant opening costs. The restaurant opening costs incurred during the six month period ended March 31, 2001 for the four restaurants opened and the one re-opened was $1,127,000. For restaurant sites planned to open in fiscal 2001 and 2002 the Company has signed five leases, and purchased three sites. In addition, the Company has signed 1 lease for a fiscal 2001 site for a small restaurant concept. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to remaining budgeted capital expenditures for fiscal 2001 of $15.7 million for new restaurant openings, the Company has a remaining budgeted $3.2 million in expenditures for fiscal 2001 for capital improvements at existing sites. See "Business Risks - Expansion Risks."

     In addition to funds generated from operations, sale-lease back of owned properties and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2001 and beyond.
There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available. See "Business Risks - Capital Requirements."

     As of March 31, 2001 the Company had $8.0 million in debt outstanding under its revolving line of credit. The Company was out of compliance with a certain covenant relating to the revolving line of credit as of March 31, 2001. The Company has obtained a waiver of this violation from the bank.

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company's operations include
food and beverage and labor costs.   Minimum wage increases have affected
earnings during the current fiscal year. Substantial increases in costs and expenses, particularly food, supplies, labor, utilities, and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to guests through price increases.

BUSINESS RISKS

     The Company's business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company's Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

     In fiscal 1999 and 2000, the Company experienced an increase of 3.7% and 3.1%, respectively, in comparable restaurant sales. In the first six months of fiscal 2000 and 2001, the Company's comparable restaurant sales increased 2.4% and 4.3% respectively. The Company's restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

     In July 2000, the Company increased prices in most of its markets. To date, this increase has resulted in fewer guests. While additional price increases may be considered in the future, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases.

Expansion Risks

     The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, and has opened six restaurants to date in fiscal 2001, four in existing regions (Southern California, Northern California, and Missouri) and two located in suburbs of Chicago, Illinois. A location in San Diego, California was reopened subsequent to being rebuilt after the December 31, 1999 fire. The Company currently intends to open three additional restaurants in fiscal 2001. The Company opened its first "Ladles, A Soup and Salad Takery," a take-out restaurant concept targeted for on-the-go families and busy professionals located in San Diego, California. During fiscal 2000 the Company opened and closed its second "Ladles, A Soup and Salad Takery," restaurant located in San Diego, California. The Company's ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Since its inception the Company has closed three non-performing salad buffet restaurants. Given the number of restaurants in current operation and the Company's projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company's business, financial condition and results of operations.

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

Cost Sensitivity

     The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates - See "Business Risks - Minimum Wage"), rent increases resulting from the rent escalation provisions in the Company's leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See "Business Risks - Reliance on Key Suppliers and Distributors".

Minimum Wage

     The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage and due to the tight part-time labor market resulting from historically low unemployment levels. These increases have resulted in a decrease in the Company's profitability. The Company expects to continue to be impacted by increasing wage costs in California where the minimum wage rate increased by $0.50 per hour on January 2, 2001. While there can be no assurance that the Company will be able to manage and absorb these increases in the future, the Company is exploring strategic ideas on how to better manage labor utilization in order to minimize the impact.

Planned Operating Expenditures

     The Company has incurred planned marketing expenditures during the first six months of fiscal 2001 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

     Since May 2000 the Company has converted five locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

Effects of Energy Crisis

     The Company continues to experience increased energy costs related to the California energy crisis and to higher natural gas prices in its other markets. In addition to higher utility costs, the California energy crisis has resulted in electricity shortages that have caused power providers to implement rolling blackouts throughout the state. Disruptions in the power supply could occur in areas where Company restaurants are located, causing those restaurants to experience temporary interruptions in operations. Such interruptions in operations may result in lost revenue and affect store profitability. The increased utility and natural gas costs were not part of the Company's original plan and will continue to affect the Company's profitability. In addition, there can be no assurance that the interruptions in power supplies resulting from the energy shortages in California will not also impact the Company's operating results and ability to control costs in the future.

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

     Because of the Company's growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company's formal accounting reports is in the process of being replaced with a commercial software package. The selection has been made. The implementation has begun in the Company's second quarter of fiscal 2001 and is anticipated to be completed during the fourth quarter of fiscal 2001.


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

Geographic Concentration:  Restaurant Base

     Thirty-five of the Company's ninety existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company's profitability in this region. As a result of the Company's continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company's business. The Company's significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company's results of operations than would be the case in a company with a larger number of restaurants.

Reliance on Key Suppliers and Distributors

     Beginning April 2000 the company began utilization of its delivery and distribution center for the West Coast restaurants. In addition, the Company utilizes sole source suppliers for certain produce and grocery items. In order to minimize price fluctuations, the Company enters into fixed price supply contracts that generally have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the distribution center or the Company's suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions, or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products elsewhere. In addition to the West Coast distribution center, the Company has several local produce distributors that are governed by one program and one main grocery distributor. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company's restaurants and central kitchens through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce and grocery distribution. There can be no assurance that the Company's distribution expense would not be greater under such alternate arrangements. See "Business Risks - Cost Sensitivity".

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

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market risks relating to the Company's operations result primarily from changes in short-term interest rates as the Company's line of credit is tied to the prime rate, or LIBOR rounded to the nearest whole 1/8 of 1% plus 2%. As of March 31, 2001, the Company had $8.0 million in debt outstanding under these credit facilities, a decrease of $4.0 million since September 30, 2000. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $40,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

     The Company did not have any foreign currency or other market risk or any derivative financial instruments at March 31, 2001.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                   Not Applicable

Item 2. Changes in Securities                               Not Applicable

Item 3. Defaults Upon Senior Securities                     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

        On March 7, 2001, the Company held its Annual Meeting of Stockholders. At this meeting, Robert A. Gunst and Michael M. Minchin, Jr. were elected to the Board of Directors as Class C Directors receiving votes in favor of 4,974,851 and 4,973,933, respectively. Votes against Mr. Gunst and Mr. Minchin were 65,114 and 66,032, respectively, with no abstentions. One Class A director (Michael P.
Mack) and two Class B directors (Edgar F. Berner and John M. Robbins) have terms continuing until the Annual Meetings of Stockholders in 2003 and 2002, respectively. Also at the 2001 meeting, KPMG LLP was ratified as the Company's independent auditors. 5,002,972 votes were cast for the ratification of KPMG LLP, 4,929 votes were cast against, with 32,064 abstentions.

Item 5. Other Information                                   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits:

               The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 17 herewith.

        (b)    Reports on Form 8-K:

               A report on Form 8-K was filed by the Company in February 23, 2001 relating to the February 15, 2001 declaration of a dividends in connection with the Rights Agreement described therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:
                                   GARDEN FRESH RESTAURANT CORP.
May 15, 2001                            (Registrant)


                                   /s/ Michael P. Mack
                                   ---------------------------------------------
                                   Michael P. Mack
                                   Chief Executive Officer/President
                                   (Principal Executive Officer)


                                   /s/ David W. Qualls
                                   ---------------------------------------------
                                   David W. Qualls
                                   Chief Financial Officer
                                   (Principal Accounting and Financial
                                   Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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