Form 10-Q
period 2001-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2001-08-10
CIK 942133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

     FORM 10-Q

(Mark One)

/ X /	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

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

Registrant’s telephone number, including area code: (858) 675-1600

______________________________________________________________________________________________________

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
Yes X   No __

The number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2001 was 5,675,626. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.
FORM 10-Q

GARDEN FRESH RESTAURANT CORP.
BALANCE SHEETS
(Dollars in thousands)
	September 30, 2000	June 30, 2001

		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,058	$2,045
Inventories	6,383	7,414
Other current assets	1,273	5,006

Total current assets	9,714	14,465

Property and equipment, net	135,535	144,058
Intangible and other assets	1,939	2,212

Total assets	$147,188	$160,735

Liabilities and Shareholders' Equity:

Current liabilities:
Accounts payable	$9,701	$8,741
Revolving line of credit	12,000	8,500
Current portion of long-term debt	8,942	9,966
Current deferred income taxes	218	-
Accrued liabilities	7,928	10,684

Total current liabilities	38,789	37,891

Deferred income taxes	3,745	5,849
Long-term debt, net of current portion	30,612	38,969
Other liabilities	2,371	2,962

Shareholders' equity:
Preferred stock, $.001 par value; 0 and 120,000 shares authorized at at September 30, 2000 and June 30, 2001, respectively; 0 issued and
outstanding at September 30, 2000 and June 30, 2001, respectively	-	-
Common stock, $.01 par value; 12,000,000 shares authorized at
September 30, 2000 and June 30, 2001, respectively; 5,655,645 and
5,675,626 issued and outstanding at September 30, 2000 and
June 30, 2001, respectively	57	57
Paid-in capital	59,518	59,673
Retained earnings	12,096	15,334

Total shareholders' equity	71,671	75,064

Total liabilities and shareholders' equity	$147,188	$160,735

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)	Three Months Ended		Nine months ended

	June 30,		June 30,
	2000	2001	2000	2001

NET SALES	$42,657	$52,103	$119,142	$146,784

Costs and expenses:
Costs of sales	10,838	12,907	30,104	36,348
Restaurant operating expenses:
Labor	13,123	16,676	37,489	47,675
Occupancy and other expenses	8,634	12,332	25,146	34,635
General and administrative expenses	2,562	3,213	7,579	9,755
Restaurant opening costs	1,040	305	2,086	1,432
Depreciation and amortization expenses	2,502	3,241	6,949	9,170

Total costs and expenses	38,699	48,674	109,353	139,015

Operating income	3,958	3,429	9,789	7,769

Other income (expense):
Interest income	37	37	104	147
Interest expense	(928)	(1,299)	(2,460)	(3,643)
Other income (expense), net	29	(103)	80	1,066

Income before income taxes and cumulative effect of
accounting change	3,096	2,064	7,513	5,339
Provision for income taxes	(1,202)	(805)	(2,951)	(2,101)

Income before cumulative effect of accounting change	1,894	1,259	4,562	3,238

Cumulative effect of change in accounting for startup costs,
net of income tax benefit of $800	-	-	(1,233)	-

Net income	$1,894	$1,259	$3,329	$3,238

Basic net income per share:
Income before cumulative effect of accounting change	$0.34	$0.22	$0.81	$0.57
Cumulative effect of change in accounting for startup costs	-	-	(0.22)	-

Net income	$0.34	$0.22	$0.59	$0.57

Shares used in computing basic net income per share	5,653	5,676	5,644	5,668

Diluted net income per share:
Income before cumulative effect of accounting change	$0.33	$0.22	$0.78	$0.57
Cumulative effect of change in accounting for startup costs	-	-	(0.21)	-

Net income	$0.33	$0.22	$0.57	$0.57

Shares used in computing diluted net income per share	5,761	5,695	5,809	5,683

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)	Nine months ended

	June 30, 2000	June 30, 2001

OPERATING ACTIVITIES:
Net income	$3,329	$3,238
Adjustments to reconcile net income to net cash
provided by operating activities:
Cumulative effect of accounting change, net of tax benefit	1,233	-
Depreciation and amortization	6,949	9,170
Loss on disposal of property and equipment	275	243
Provision for deferred income taxes	1,766	1,886
Tax benefits from exercise of common stock options	9	-
Amortization of deferred gain on sale-leaseback of properties	(1)	(26)
Changes in operating assets and liabilities:
Increase in inventories	(1,913)	(1,031)
Increase in other current assets	(1,386)	(3,733)
Increase (decrease) in accounts payable	1,019	498
Increase in accrued liabilities	2,526	2,727
Increase (decrease) in other liabilities	322	99

Net cash provided by operating activities	14,128	13,071

INVESTING ACTIVITIES:
Acquisition of property and equipment:
New restaurant development	(29,089)	(20,826)
Existing restaurant additions	(3,142)	(6,517)
Decrease in accounts payable	-	(1,458)
Increase in intangible and other assets	(585)	(304)
Proceeds from sale-leaseback transactions	2,593	9,985

Net cash used in investing activities	(30,223)	(19,120)

FINANCING ACTIVITIES:
Borrowings (repayments) under line of credit	5,509	(3,500)
Proceeds from long-term debt	16,600	17,441
Repayment of long-term debt	(5,542)	(8,060)
Net proceeds from issuance of common stock	251	155

Net cash provided by financing activities	16,818	6,036

Net increase (decrease) in cash and cash equivalents	723	(13)

Cash and cash equivalents at beginning of period	911	2,058

Cash and cash equivalents at end of period	$1,634	$2,045

Supplemental disclosure of non-cash transactions:
Property and equipment asset purchases in accounts payable	$2,064	$993

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.

UNAUDITED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the “Company”) without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2000 included in the Company’s Form 10-K.

2.

NET INCOME PER SHARE

     Basic net income per share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of common shares and dilutive potential common shares, which includes options under the Company’s stock option plans computed using the treasury stock method and common shares expected to be issued under the Company’s Employee Stock Purchase Plan.
     Potential issuances of common stock of 108,000 and 19,000 shares for the three month periods ended June 30, 2000 and 2001, respectively, and 165,000 and 15,000 shares for the nine month periods ended June 30, 2000 and 2001, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for any of the periods presented. Shares related to stock options of 498,000 and 1,074,000 for the three month periods ended June 30, 2000 and 2001, respectively, and 249,000 and 944,000 shares for the nine month periods ended June 30, 2000 and 2001, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

3.

SETTLEMENT OF INSURANCE CLAIM

     The Company recorded other income of $1,284,000 during the first quarter of fiscal 2001 related to the settlement of an insurance claim for the loss of assets in a fire at the Company’s Point Loma restaurant in December 1999.

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

GARDEN FRESH RESTAURANT CORP.

ITEM 2: MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

INTRODUCTION

     The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, and (vii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

QUARTERLY RESULTS

     The following table sets forth the percentage of net sales of certain items included in the Company’s statement of operations for the periods indicated.

(Unaudited)

	Three Months Ended		Nine months Ended
	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

NET SALES	100.0%	100.0%	100.0%	100.0%

COST AND EXPENSES:
Cost of sales	25.4%	24.8%	25.3%	24.8%
Restaurant operating expenses:
Labor	30.8%	32.0%	31.5%	32.5%
Occupancy and other expenses	20.2%	23.7%	21.1%	23.6%
General and administrative expenses	6.0%	6.2%	6.4%	6.6%
Restaurant opening costs	2.4%	0.5%	1.7%	1.0%
Depreciation and amortization expenses	5.9%	6.2%	5.8%	6.2%

Total costs and expenses	90.7%	93.4%	91.8%	94.7%

Operating income	9.3%	6.6%	8.2%	5.3%
Interest income	0.1%	0.0%	0.1%	0.1%
Interest expense	(2.2%)	(2.5%)	(2.1%)	(2.5%)
Other income (expense), net	0.0%	(0.2%)	0.1%	0.7%

Income before income taxes and
cumulative effect of accounting change	7.2%	3.9%	6.3%	3.6%
Provision for income taxes	(2.8%)	(1.5%)	(2.5%)	(1.4%)

Income before cumulative effect
of accounting change	4.4%	2.4%	3.8%	2.2%

Cumulative effect of accounting for startup costs,
net of income tax benefit	-	-	(1.0%)	-

Net income	4.4%	2.4%	2.8%	2.2%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net Sales. Net sales for the three months ended June 30, 2001 increased 22.0% to $52.1 million from $42.7 million for the comparable 2000 period. This increase was primarily due to the opening of eleven new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period and the increase in comparable restaurant sales of 3.5%. The increase in same store sales is due to higher prices, which were partially offset by decreased same store guest counts of 1.8% versus the comparable 2000 period. See “Business Risks - Certain Operating Results and Considerations".

     Costs of Sales. Costs of sales for the three months ended June 30, 2001 increased 19.4% to $12.9 million from $10.8 million for the comparable 2000 period. This increase was due primarily to the addition of eleven new salad buffet restaurants and the reopening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, costs of sales decreased to 24.8% from 25.4% since the comparable 2000 period as a result of an increase in average meal price across most markets effective July 2000. See “Business Risks – Certain Operating Results and Considerations”.

     Labor Expense. Labor expense for the three months ended June 30, 2001 increased 27.5% to $16.7 million from $13.1 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage in California and increases in staff in connection with the addition of eleven new salad buffet restaurants and the reopening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, the labor expense increased 1.2% to 32.0% from 30.8% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates. See “Business Risks – Minimum Wage.”

     Occupancy and Other Expenses. Occupancy and other expenses for the three months ended June 30, 2001 increased 43.0% to $12.3 million from $8.6 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased 3.5% to 23.7% from 20.2% for the comparable 2000 period. This was due primarily to planned marketing expenses, higher utility costs in California and higher natural gas costs in our other markets, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks – Planned Operating Expenditures and Business Risks - Results of Energy Crisis."

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2001 increased 23.1% to $3.2 million from $2.6 million for the comparable 1999 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources to support both the additional eleven new salad buffet restaurants opened and one existing salad buffet restaurant reopened since the comparable 2000 period and future restaurant openings. As a percentage of net sales, general and administrative expenses increased 0.2% to 6.2% from 6.0% for the comparable 2000 period.

     Restaurant Opening Costs. Restaurant opening costs for the three months ended June 30, 2001 decreased 70% to $0.3 million from $1.0 million from the 2000 period. Restaurant opening costs as a percentage of net sales decreased 1.9% to 0.5% from 2.4% for the comparable 2000 period. This decrease results from fewer new restaurant openings during the quarter compared to the same quarter in fiscal 2000. Three salad buffet restaurants and one Slurp! restaurant were opened during fiscal 2001 third quarter compared to eight salad buffet restaurants opened during third quarter fiscal 2000.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2001 increased 28.0% to $3.2 million from $2.5 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased 0.3% to 6.2% from 5.9% for the comparable 2000 period. These increases were due to additional depreciation for the eleven new salad buffet restaurants opened and one existing salad buffet restaurant reopened since the comparable 2000 period, partially offset by decreased depreciation expense associated with the sale-leaseback of four restaurant locations during fiscal 2001.

Interest Income. Interest income for the three months ended June 30, 2001 and 2000 was unchanged at $37,000.

     Interest Expense. Interest expense for the three months ended June 30, 2001 increased 44.4% to $1.3 million from $0.9 million for the comparable 2000 period due to additional borrowing activity resulting from higher capital expenditures for existing stores, seasonal funding requirements, and higher capital costs for new sites.

     Other Income (Expense), net. Other income (expense), net for the three months ended June 30, 2001 and 2000 was ($103,000) and $29,000, respectively.

Nine months Ended June 30, 2001 Compared to Nine months Ended June 30, 2000

     Net Sales. Net sales for the nine months ended June 30, 2001 increased 23.3% to $146.8 million from $119.1 million for the comparable 2000 period. This increase was primarily due to the opening of eleven new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period and the increase in comparable restaurant sales of 4.0%. The same store sales increase is due to higher prices, which were partially offset by decreased same store guest counts of 1.3% versus the comparable 2000 period. See “Business Risks – Certain Operating Results and Considerations”.

     Costs of Sales. Costs of sales for the nine months ended June 30, 2001 increased 20.6% to $36.3 million from $30.1 million for the comparable 2000 period. This increase was due to the eleven new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, costs of sales decreased to 24.8% from 25.3% in the comparable 2000 period as a result of an increase in average meal price across most markets effective July 2000. See “Business Risks – Certain Operating Results and Considerations”.

     Labor Expense. Labor expense for the nine months ended June 30, 2001 increased 27.2% to $47.7 million from $37.5 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage in California and the addition of eleven new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, the labor expense increased 1.0% to 32.5% from 31.5% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates. See “Business Risks – Minimum Wage.”

     Occupancy and Other Expenses. Occupancy and other operating costs for the nine months ended June 30, 2001 increased 37.8% to $34.6 million from $25.1 million for the comparable 2000 period. This was due primarily to planned marketing expenses, higher utility costs in California and higher natural gas costs in our other markets, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks – Planned Operating Expenditures and Business Risks – Results of Energy Crisis.”

     General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2001 increased 28.9% to $9.8 million from $7.6 million for the comparable 2000 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources, to support both the additional eleven new salad buffet restaurants opened and one existing salad buffet restaurant re-opened since the comparable 2000 period and future restaurant openings. As a percentage of net sales, general and administrative expenses increased 0.2% to 6.6% from 6.4% for the comparable 2000 period.

     Restaurant Opening Costs. Restaurant opening costs for the nine months ended June 30, 2001 decreased 33.3% to $1.4 million from $2.1 million from the 2000 period. Restaurant opening costs as a percentage of net sales decreased 0.7% to 1.0% from 1.7% for the comparable 2000 period. This was the result of fewer new restaurant openings during the nine months ended June 30, 2001 compared to the same period in fiscal 2000.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended June 30, 2001 increased 33.3% to $9.2 million from $6.9 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased 0.4% to 6.2% from 5.8% for the comparable 2000 period. These increases were due to additional depreciation for the eleven new salad buffet restaurants opened and one existing salad buffet restaurant re-opened since the comparable 2000 period, partially offset by decreased depreciation expense associated with the sale-leaseback of four restaurant locations during fiscal 2001.

     Interest Income. Interest income for the nine months ended June 30, 2001 and 2000 was $147,000 and $104,000, respectively.

     Interest Expense. Interest expense for the nine months ended June 30, 2001 increased 44.0% to $3.6 million from $2.5 million for the comparable 2000 period due to additional borrowing activity resulting from higher capital expenditures for existing stores, seasonal funding requirements, and higher capital costs for new sites.

Other Income (Expense), net. Other income (expense), net for the nine months ended June 30, 2001 was $1.1 million compared to $0.1 million for the comparable 2000 period. This increase resulted primarily from the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California.

LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage and capital lease financing, sale-leaseback of owned properties and sale of Company stock. The Company does not have significant receivables and receives trade credit based upon negotiated terms when purchasing food and supplies. For the nine months ended June 30, 2001, the Company generated $13.1 million from operating activities, repaid $3.5 million under its bank line of credit, and obtained $17.4 million from equipment and mortgage financing (with repayments of $8.1 million). The Company’s principal capital requirement has been for funding the development of restaurants. Historically the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 27 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2001. During the first nine months of fiscal 2001 the Company opened three owned salad buffet restaurant sites, four leased salad buffet restaurant sites, one leased Slurp! location, and one leased kitchen facility, reopened one leased restaurant site and completed sale-leasebacks for four restaurant sites. Capital expenditures during the first nine months of fiscal 2001 and 2000 totaled $19.1 million (net of $10.0 million in proceeds from sale-leasebacks) and $30.2 million (net of $2.6 million in proceeds from sale-leasebacks), respectively. As of June 30, 2001, the Company operated 91 salad buffet restaurants, 1 Ladles restaurant, and 1 Slurp! restaurant.

     The cash investment required for the opening of seven new salad buffet restaurants, one Slurp! location, and one kitchen facility, the reopening of one existing salad buffet restaurant and the construction of future additional restaurants during the nine month period ending June 30, 2001 was $20.8 million including land and buildings, and excluding restaurant opening costs. The cash investment to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to remaining budgeted capital expenditures for fiscal 2001 of $10.5 million for new restaurant openings, the Company has a remaining budgeted $0.3 million in expenditures for fiscal 2001 for capital improvements at existing sites. See “Business Risks – Expansion Risks.”

     The restaurant opening costs incurred during the nine-month period ending June 30, 2001 for the opening of seven new salad buffet restaurants, one Slurp! location, and one kitchen facility, the reopening of one existing salad buffet restaurant and the construction of future additional restaurants during the nine month period ending June 30, 2001 was $1.4 million. For restaurant sites planned to open in fiscal 2001 and 2002 the Company has signed four leases, and purchased three sites. See “Business Risks – Expansion Risks.”

     In addition to funds generated from operations, sale-leaseback of owned properties and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2001 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company’s results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available. See “Business Risks – Capital Requirements.”

IMPACT OF INFLATION

     The primary inflationary factors affecting the Company’s operations include food and beverage and labor costs. Minimum wage increases have affected earnings during the current fiscal year. Substantial increases in costs and expenses, particularly food, supplies, labor, utilities, and operating expenses, could have a significant impact on the Company’s operating results to the extent that such increases cannot be passed along to guests through price increases.

BUSINESS RISKS

     The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

     In fiscal 1999 and 2000, the Company experienced an increase of 3.7% and 3.1%, respectively, in comparable restaurant sales. In the first nine months of fiscal 2000 and 2001, the Company’s comparable restaurant sales increased 3.4% and 4.0% respectively. The Company’s restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

     In July 2000, the Company increased prices in most of its markets. To date, this increase has resulted in fewer guests. While additional price increases may be considered in the future, the Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases.

Expansion Risks

     The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, and has opened seven restaurants to date in fiscal 2001, five in existing regions (Arizona, Southern California, Northern California, and Missouri) and two located in suburbs of Chicago, Illinois. A location in San Diego, California was reopened subsequent to being rebuilt after the December 31, 1999 fire. The Company currently intends to open two additional salad buffet restaurants in fiscal 2001.

     During fiscal 2000 the Company opened its first “Ladles, A Soup and Salad Takery,” a take-out restaurant concept targeted for on-the-go families and busy professionals located in San Diego, California. During fiscal 2000 the Company opened and closed its second “Ladles, A Soup and Salad Takery,” restaurant located in San Diego, California. In June 2001 the Company opened the first “SLURP! The Soup Experience”, a new concept in quick service, take-away dining. Located in San Diego, California, SLURP! is designed to fit into guests' busy schedules, offering soup and other to-go items in a high energy, irreverent atmosphere. Operating results for Slurp! for the third quarter ended June 30, 2001 were limited and did not provide significant data to indicate that the concept has or will achieve market acceptance.

     The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Since its inception the Company has closed three non-performing salad buffet restaurants and one small quick service restaurant. Given the number of restaurants in current operation and the Company’s projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

     The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up-front capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

Capital Requirements

     In addition to funds generated from operations, sale-leaseback of owned properties and public stock offerings, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2001 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company's results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available.

Cost Sensitivity

     The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates – See “Business Risks - Minimum Wage”), rent increases resulting from the rent escalation provisions in the Company’s leases, increased costs of both utilities and fuel, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks – Reliance on Key Suppliers and Distributors".

Minimum Wage

     The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage and in the California minimum wage and due to the tight part-time labor market resulting from historically low unemployment levels. These increases have resulted in a decrease in the Company’s profitability. The Company expects to continue to be impacted by increasing wage costs in California where the minimum wage rate increased by $0.50 per hour on January 2, 2001. While there can be no assurance that the Company will be able to manage and absorb these increases in the future, the Company is exploring strategic ideas on how to better manage labor utilization in order to minimize the impact.

Planned Operating Expenditures

The Company has incurred planned marketing expenditures during the first nine months of fiscal 2001 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. For the first nine months of fiscal 2001 the results of certain new promotional programs were not as successful originally planned. The Company continues to incur marketing expenditures related to the development of future promotional programs designed to enhance our stores' position in the marketplace through an extensive analysis of the Company’s core branding. In addition, the Company is expanding local store marketing programs and implementing pricing tests in select markets. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

     Since May 2000 the Company has converted six locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

Effects of Energy Crisis

     The Company continues to experience increased energy costs related to the California energy crisis and to higher natural gas prices in its other markets. In addition to higher utility costs, the California energy crisis has resulted in electricity shortages that have caused power providers to implement rolling blackouts throughout the state. Disruptions in the power supply could occur in areas where Company restaurants are located, causing those restaurants to experience temporary interruptions in operations. Such interruptions in operations may result in lost revenue and affect store profitability. The increased utility and natural gas costs were not part of the Company’s original plan and will continue to affect the Company’s profitability. In addition, there can be no assurance that the interruptions in power supplies resulting from the energy shortages in California will not also impact the Company’s operating results and ability to control costs in the future.

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

     Because of the Company’s growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company’s formal accounting reports is in the process of being replaced with a commercial software package. The Company has selected a package and implementation began during the Company’s fiscal 2001 second quarter. The Company expects to complete the system conversion and begin live transaction processing during the first quarter of fiscal 2002.

Seasonality and Quarterly Fluctuations

     The Company’s business experiences seasonal fluctuations, as a disproportionate amount of the Company’ net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Geographic Concentration: Restaurant Base

     Thirty-five of the Company’s ninety-one existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

Reliance on Key Suppliers and Distributors

     Beginning April 2000 the company began utilization of its delivery and distribution center for the West Coast restaurants. In addition, the Company utilizes sole source suppliers for certain produce and grocery items. In order to minimize price fluctuations, the Company enters into fixed price supply contracts that generally have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the distribution center or the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions, or are relieved of their contract obligations due to the invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products elsewhere. In addition to the West Coast distribution center, the Company has several local produce distributors that are governed by one program and one main grocery distributor. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s restaurants and central kitchen through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce and grocery distribution. There can be no assurance that the company’s distribution expense would not be greater under such alternate arrangements. See “Business Risks - Cost Sensitivity”.

Volatility of Stock Price

     The market price of the Company’s common stock has fluctuated since the initial public offering of its common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, daily transactional volume, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to the Company’s operations result primarily from changes in short-term interest rates as the Company’s line of credit is tied to the prime rate, or LIBOR rounded to the nearest whole 1/8 of 1% plus 2%. As of June 30, 2001, the Company had $8.5 million in debt outstanding under these credit facilities, a decrease of $3.5 million since September 30, 2000. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $43,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

     The Company did not have any foreign currency or other market risk or any derivative financial instruments at June 30, 2001.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	Not Applicable

Item 2.	Changes in Securities	Not Applicable

Item 3.	Defaults Upon Senior Securities	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5.	Other Information	Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

	(b)	The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 20 herewith.

Reports on Form 8-K:

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	GARDEN FRESH RESTAURANT CORP.
(Registrant)
August 9, 2001
/s/ Michael P. Mack
Michael P. Mack
Chief Executive Officer/President
(Principal Executive Officer)

/s/ David W. Qualls
David W. Qualls
Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.

3.2**	Bylaws of Garden Fresh Restaurant Corp., as amended.

4.1******	Rights Agreement between the Company and Equiserve Trust Company, N.A. dated as of February 15, 2001.

10.1**	Form of Indemnity Agreement for executive officers and directors.

10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.

10.3**	The Company’s Key Employee Stock Option Plan, as amended.

10.4**	The Company’s 1995 Outside Director Stock Option Plan.

10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.

10.6***	Form of Executive Employment Agreement.

10.7***	Wells Fargo Bank Revolving Line of Credit Note.

10.8****	The Company’s 1998 Stock Option Plan.

10.9****	The Company’s Variable Deferred Compensation Plan for Executives.

10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives.
10.13**	Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991.

10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998.

*	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

**	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-
90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment
No. 3 to Form S-1 filed May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.

***	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on February 13,
1998.

****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on April 28,
1998, as amended by Amendment No. 1 to Form 10-Q filed on April 28, 1998, Amendment No. 2 for Form 10-K filed on August 13, 1999, and
Amendment No. 3 for Form 10-Q filed on December 29, 1999.

*****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S-1 (No. 33-51267) filed with the SEC on
April 29, 1998.

******	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.