Form 10-K
period 2001-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2001-12-27
CIK 942133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

0–25886
(Commission file number)

GARDEN FRESH RESTAURANT CORP.
(Exact name of registrant as specified in its charter)

Delaware	33–0028786
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17180 Bernardo Center Drive
San Diego, CA	92128
(Address of principal executive offices)	(Zip Code)

(858) 675–1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          The approximate aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported in the Nasdaq National Market) on December 14, 2001 was $17,919,523. Excludes shares of Common Stock held by directors, officers and each person who holds 5% or more of the registrant’s Common Stock.

          Number of shares of Common Stock, $0.01 par value, outstanding as of December 14, 2001 was 5,688,926.

          Parts of the definitive Proxy Statement per Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form 10-K.

GARDEN FRESH RESTAURANT CORP.

ANNUAL REPORT ON FORM 10–K

PART I

Item 1.     BUSINESS

          The statements contained in this Form 10–K that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales,(vii) plans to close existing restaurants, and (viii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating the new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

General

          Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 94 salad buffet restaurants in California, Florida, Arizona, Colorado, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah, and Washington under the names Souplantation and Sweet Tomatoes. The Company also operates one Ladles, A Soup and Salad Takery (“Ladles”) and one Slurp! The Soup Experience (Slurp!) in California, however, the Company has determined that they will exit these concepts in fiscal 2002. The Company’s restaurants feature fresh, great tasting salads and other complementary foods. Due to its salad focus, the Company’s concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is well–positioned to further penetrate this segment and that the opportunity for expansion within this segment currently is attractive relative to expansion opportunities for many other restaurant segments.

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

          Excellent Price/Value Relationship.    The Company believes that the pricing and varied product mix at each restaurant are maintained at such a level that the resulting meal experience can only be duplicated in other casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants. The Company’s management and front–line personnel have embraced a company purpose and values that encompass commitment to serving high quality foods. The Company has involved the guests in establishing a price value, such as notifying them in writing in advance of its intent to raise prices that only cover increased costs, resulting in positive guest feedback.

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

Expansion Strategy

          The Company intends to expand in fiscal 2002 in existing markets. In fiscal 2001, the Company opened three new restaurants and re-opened one existing restaurant in California, as well as one new restaurant in Arizona, two new restaurants in Missouri, and three new restaurants and one stand-alone kitchen facility in Illinois. Subsequent to the close of fiscal 2001, the Company opened one additional restaurant in Irvine, California. In fiscal 2002, the Company anticipates opening a total of four new restaurants, of which three have signed leases and one has purchased land. The Company has purchased two sites to be opened in fiscal 2003. Expansion within the Company’s existing regions will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region. The Company added delivery and separate distribution centers for its restaurants on the West Coast (opened April 2000) and on the East Coast (opened November 2001). This decision was based on the expiration of the distribution vendor’s contract, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business. See “Restaurant Operations – Distribution Center”.

          During fiscal 1999 the Company opened it’s first location of Ladles, A Soup and Salad and Takery in San Diego, California. The Company opened and closed a second “Ladles, A Soup and Salad Takery” in fiscal 2000. In June 2001 the Company opened the first “SLURP! The Soup Experience”, a new concept in quick service, take-away dining. Located in San Diego, California, SLURP! was designed to fit into guests’ busy schedules, offering soup and other to-go items in a high energy, irreverent atmosphere. In September 2001, the Company decided to abandon the Ladles and Slurp! concepts due to poor operating performance. The Company plans to close these restaurants during the first half of fiscal 2002. The Company still plans to keep elements of the products developed for Slurp! for us in its core concept.

          The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time. Since its inception the Company has closed three non-performing salad buffet restaurants, one small quick service restaurant, and one Ladles restaurant. As mentioned earlier, the Company plans to close the remaining Ladles restaurant and the Slurp! restaurant during the first half of fiscal 2002. Given the number of restaurants in current operation and the Company’s projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

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

          The Company currently has no plans to offer franchises.

Unit Economics

          For the twelve month period ended September 30, 2001, the 83 salad buffet restaurants that were open for the entire period had an average of approximately 271,000 guest visits during the period, generated average net sales of approximately $2,237,000, average restaurant operating income (net sales less (i) cost of sales, (ii) restaurant operating expenses and (iii) depreciation and amortization) of approximately $290,000 or 13.0% of net sales, and average cash flow (operating income plus depreciation and amortization) of approximately $425,000 or 19.0% of net sales. The Company’s average cash investment for the nine new salad buffet restaurants opened, and one existing salad buffet restaurant re-opened, one Slurp! restaurant opened, and one central kitchen facility opened during the twelve month period ended September 30, 2001 excluding land purchases and pre–opening costs, was approximately $2,185,000 Pre–opening costs averaged approximately $177,000 for opening of these restaurants and one kitchen facility. The investment of capital to open a new restaurant typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. The Company currently leases the sites for most of its restaurants, mixed between in–line locations and stand–alone sites, although the Company purchases sites when necessary to acquire desirable locations.

Concept and Menu

          The Company’s menu is designed to focus on freshly made, great tasting food. The focal point of the menu is the salad bar, but not to the point of neglecting other interesting and exciting food offerings at the hot pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $6.49 to $7.99 at lunch and from $7.59 to $9.29 at dinner. Discounts are provided to children under 12 and senior citizens, along with various other discount programs.

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

Antipasto Salad Barbecue Chicken Chopped Salad Bartlett Pear Caesar Salad California Cobb Salad Chicken Tortilla Country French Salad with Bacon Ensalada Azteca Greek Salad Italian Sub
Monterey Bleu Cheese with Peanuts
Pesto Orzo with Pine nuts
Roasted Vegetable Salad with Feta & Olives
Roma Tomato, Mozzarella & Basil Salad
Shrimp & Krab Louie Salad
Spinach Salad with Mandarin Oranges
and Caramelized Walnuts
Summer Lemon with Spiced Pecans
Watercress Orange
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

          Next, the salad bar features prepared signature salads. The following is a partial list of the Company’s signature salad recipes:

Artichoke Rice Salad
Aunt Doris’ Red Pepper Slaw
Baja Bean with Cilantro Salad with
Chipotle Vinaigrette
BBQ Potato Salad
Carrot Raisin Salad
Chinese Krab Salad
Cucumber Tomato Salad with Chile Lime
Dijon Potato Salad with Garlic Dill Vinaigrette
Gemelli Pasta Salad with Chicken
German Potato Salad
Greek Couscous with Feta Cheese
Italian White Bean Salad
Jalapeño Potato Salad
Joan’s Broccoli Madness
Lemon Orzo Salad with Feta & Mint
Mandarin Noodles with Broccoli and Sesame Seeds
Mandarin Shells with Almonds and Snow Peas
Marinated Summer Vegetable Salad
Moroccan Marinated Vegetables

Old Fashioned Macaroni Salad
Oriental Ginger Slaw with Krab
Pesto Pasta
Picnic Potato Salad
Pineapple Coconut Slaw
Poppyseed Coleslaw
Roasted Potato Salad with Chipotle Vinaigrette
Shrimp & Seafood Shells
Southern Dill Potato Salad
Spicy Southwestern Pasta
Summer Barley with Black Bean Salad
Thai Noodles with Peanut Sauce
Three Bean Marinade Salad
Tortellini Salad
Tortellini Salad with Basil
Tuna Tarragon Salad
Turkey Chutney Pasta Salad
Tumbleweed Tortellini Salad
Wild Rice & Chicken
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

Albondigas Buenas Soup
Butternut Squash Soup
Chesapeake Corn Chowder
Chunky Potato Cheese Soup
Country Corn & Red Potato Chowder
Cream of Asparagus Soup
Cream of Broccoli Soup
Cream of Mushroom Soup
French Onion Soup
Green Chile Stew
Irish Potato Leek Soup
Minestrone Soup
Navy Bean Soup
New England Clam Chowder with Bacon
Old Fashioned Vegetable Soup
Posole

Santa Fe Black Bean Chile
Shrimp Bisque
Southwest Tomato Cream Soup
Spicy 4–Bean Minestrone
Split Pea Soup with Ham
Sweet Tomato Onion Soup
Texas Red Chili
Tomato Parmesan & Vegetable
Tortilla Soup
Turkey Cassoulet
Turkey Noodle Soup
Turkey Vegetable Soup
Tuscany Chicken Stew
Vegetable Beef Stew
Vegetable Medley Soup
Vegetarian Harvest Soup

          Pasta Bar.    At the pasta bar, guests can select from three hot pasta dishes that are made fresh every 20–30 minutes. Pasta is prepared exhibition style to order at the pasta station and served in individual servings to ensure that both the pasta and the sauce remain hot. The Company’s pasta sauce recipes include the following:

Bruschetta
Carbonara
Chipotle Chicken with Cilantro
Creamy Bruschetta
Creamy Herb Chicken
Creamy Pepper Jack
Fettuccine Alfredo
Garden Vegetable with Italian Sausage
Garden Vegetable with Meatballs
Italian Sausage with Red Pepper Puree
Italian Vegetable Beef Jalapeño Salsa Macaroni & Cheese Nutty Mushroom Pasta Florentine Smoked Salmon & Dill Vegetarian Marinara with Basil Vegetable Ragu Walnut Pesto

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

Apple Cinnamon Bran Muffin
Apple Raisin Muffin
Apricot Nut Muffin
Banana Nut Muffin
Buttermilk Corn Bread
Caribbean Key Lime
Carrot Pineapple Muffin with Oat Bran
Cherry Nut Muffin
Chile Corn Muffin
Chocolate Brownie Muffin
Chocolate Chip Mandarin Muffin
Chocolate Chip Muffin
Country Blackberry
Cranberry Orange Bran Muffin
Fruit Medley Bran Muffin
Garlic Parmesan Focaccia Muffin
Georgia Peach Poppyseed Muffin

Indian Grain Bread
Lemon Muffin
Mandarin Almond with Oat Bran
Maple Walnut
Nutty Peanut Butter Muffin
Pauline’s Apple Cake
Peanut Butter Chocolate Chip Muffin
Pizza Focaccia
Pumpkin Raisin Muffin
Roasted Potato Focaccia
Sourdough Bread
Strawberry Buttermilk Muffin
Sweet Orange & Cranberry
Taffy Apple
Tomatillo Focaccia
Wild Maine Blueberry Muffin
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

          Computer Information System.    The core component of the Company’s cost management program is the Company’s computer information system. The Company has developed a proprietary computer accounting and management information system that is fully integrated throughout the Company, including in each restaurant. The Company believes that, as compared to off–the–shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by corporate and restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant’s staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate–wide menu adjustments to minimize the impact of shifting food prices and food waste. Weekly computer–generated profit and loss statements and monthly accounting department–generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

          Because of the Company’s growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company’s formal accounting reports is in the process of being replaced with a commercial software package. The Company has selected a package and implementation began during the Company’s fiscal 2001 second quarter. The Company expects to complete the system conversion and begin live transaction processing during the second quarter of fiscal 2002.

          Food Purchasing.    Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company’s food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. The Company’s regional distributors deliver produce and groceries to the individual restaurants and central kitchen restaurants approximately three to five times a week. At each restaurant, the production assistant manager is responsible for ensuring that all deliveries meet the Company’s guidelines regarding freshness and quality.

          Food Management System.    In fiscal 2001 the entire food distribution plan was combined by the Company in order to place increased emphasis on food quality and costs as well as provide a higher focus on safety and sanitation. Additionally, the Company believes that by removing the food distribution process from operations management that it can provide a higher degree of attention to total guest experience within the restaurant.

          Central Kitchens.    In twenty-one geographic areas covering 90% of the Company’s business, the Company uses central kitchens to prepare certain menu offerings on a more efficient scale. Primarily located in existing restaurants, the kitchens use food preparation processes identical to those used in the restaurants. Each central kitchen generally services between two and ten restaurants. Items prepared in the central kitchen are delivered daily to the Company’s local restaurants. On average, the central kitchens combined account for approximately 50% of the Company’s total food cost. The Company believes that, where economically feasible, the use of central kitchens assists the Company in providing consistently high quality, great tasting food, enhances the freshness of certain menu offerings and allows the restaurant managers to devote more time and attention to guests without significant additional operating costs.

          Distribution Center.    The Company’s food and supplies costs are heavily dependent upon the results of operation and efficiency of the Company’s delivery and distribution centers, which began operations on April 1, 2000 on the West Coast and on November 1, 2001 on the East Coast. The decision by the officers and Board of Directors to operate an internal distribution system was initially based on the expiration of the previous West Coast distribution vendor’s contract on March 31, 2000, coupled with the potential control and long–term cost savings over other distribution alternatives in this area of the business. Increasing costs for utilities and fuel along with increasing hourly wage rates could adversely affect the distribution center’s ability to deliver groceries at favorable costs in the future.

          Food Preparation and Quality Control.    The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staff prepare food items from scratch daily. Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins, pizza focaccias, and prepared pastas are made on–site in small batches throughout the day in order to maintain a high level of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and central kitchen in an effort to achieve consistently high quality. The Company’s food development effort focuses on the creation of new recipes within existing food product categories. The Company’s computer system assists the restaurant managers in monitoring quality control without raising costs by providing a detailed analysis of the raw materials used in the creation of each finished product.

          Customer Service.    One of the Company’s fundamental strategies is to develop a strong core of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet style restaurant. The Company seeks to attract and retain friendly, customer–oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions and assist guests in serving themselves. The Company devotes substantial attention and resources to maintaining cleanliness and fresh presentation of the salad and other food bars in order to enhance the visual appeal of the menu offerings.

          The Company actively solicits guest input through the use of comment cards and other survey instruments. The Company and management attempt to respond in writing or verbally to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in–house market research through exit interviews and guest focus groups on an ongoing basis in order to be responsive to changes in guest tastes and expectations. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately twice a month, as well as a technical evaluation by a director of operations or a training store general manager once a month to ensure strict adherence to the Company’s standards for food quality, service and cleanliness. The results of these independent evaluations are taken into consideration in determining each restaurant manager’s monthly bonus.

          Restaurant Management.    The Company seeks to attract and retain friendly, guest–oriented employees for its restaurant management positions. Upon joining the Company and before assuming management responsibility, each restaurant management employee completes the Company’s basic management skills program in a training restaurant. The Company also certifies restaurant management employees for participation in ongoing management training programs that focus on leadership, team building, technical skills, harassment, prevention and awareness, performance reviews, interviewing and other management skills.

          General managers are responsible for managing their respective restaurants and reporting to the director of operations. Most directors of operations are responsible for five to eight restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, one production manager, one service manager and several other key employees. The Company recruits most of its management team (production manager & service manager) from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company’s general managers, however, have been promoted from internal management positions. The general manager of each restaurant is principally responsible for the day–to–day operation and profitability of the restaurant. The Company grants monthly bonuses to restaurant managers based on restaurant financial performance and quality, service and cleanliness scores. As an additional incentive, general managers are eligible for stock options.

Marketing and Promotion

          The Company’s marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. Because the Company believes strong execution is the most effective form of marketing, it continues to execute a “zero–defect” program in its restaurants on certain popular food offerings in an effort to provide consistently high quality products. The “zero–defect” program establishes highly detailed procedures describing the precise methods under which these certain popular food offerings are prepared, presented and replenished.

          A significant portion of the Company’s external marketing effort consists of attracting new guests through the use of freestanding inserts (“FSIs”). FSIs contain descriptive information regarding the restaurants, as well as in some cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a “Business–to–Business” program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

          In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. In fiscal 2001, the Company used radio advertising in its San Diego, Tampa Bay, Phoenix, Denver, Los Angeles, Portland, and Southeast Florida markets. During fiscal 2001, the Company implemented a television campaign in the San Diego region.

          In addition, the restaurants often co–sponsor fund–raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre–opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of the restaurant. The program typically includes special promotions, site signs and sponsorship of a fund–raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre–opening trial operations, to which the family and friends of new employees are invited.

          In fiscal 2001, marketing and promotion expenses constituted approximately 3.1% of net sales.

Restaurant Facilities

          Design.    Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55–foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean–up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area, which seats approximately 220 guests, provides a warm, comfortable atmosphere that creates a relaxed dining environment similar to many casual family restaurants. The Company’s existing restaurants average approximately 7,400 square feet (including the dining area, kitchen and food preparation and storage areas).

          Location.    The following is a list of the Company’s current salad buffet restaurants and their locations by region:

		Month Opened	Approximate Square Footage(1)
Region:	Southern California(2)
	Irvine	October 2001	7,500
	Northridge	September 2001	7,400
	City of Industry	April 2001	7,180
	Vista (San Diego)	August 2000	7,400
	Camarillo	July 2000	7,240
	Temecula	June 2000	7,240
	Kearny Mesa (San Diego)	October 1999	8,500
	Del Mar (San Diego)	September 1993	6,760
	Laguna Niguel	July 1993	6,800
	Rancho Bernardo (San Diego)	January 1993	6,760
	San Bernardino	May 1992	6,500
	Fountain Valley	January 1990	7,500
	Brentwood (Los Angeles)	January 1990	6,580
	Beverly (Los Angeles)	September 1989	8,100
	Alhambra	September 1989	7,500
	Marina del Rey	June 1989	8,490
	Costa Mesa	May 1989	10,140	(3)
	Rancho Cucamonga	April 1989	7,630
	Brea	October 1988	7,630
	Arcadia	October 1988	7,500
	Torrance	July 1988	8,080
	Mira Mesa (San Diego)	February 1988	8,210
	Pasadena	November 1987	7,940
	Carlsbad	July 1987	8,210
	Lakewood	July 1987	8,210
	Garden Grove	December 1986	8,210
	Tustin	August 1986	7,470
	La Mesa	February 1986	8,420	(3)
	Point Loma (San Diego)	January 1982	7,000
	Mission Gorge (San Diego)	March 1978	7,570
Region:	Northern California
	San Jose	December 2000	11,870	(3)
	Pleasant Hill	June 2000	8,400
	N. Fresno Street (Fresno)	October 1993	6,760
	Fremont	February 1993	6,860
	Shaw Avenue (Fresno)	September 1990	6,760
	Sunnyvale	May 1990	7,500
	Pleasanton	March 1990	7,910

		Month Opened	Approximate Square Footage(1)
Region:	Florida
	Boca Raton	May 2000	10,410	(3)
	Pembroke Pines	April 2000	7,740
	Jacksonville	November 1999	7,240
	Orlando I	October 1999	6,472
	Orlando II	October 1999	7,700
	Orange Park (Jacksonville)	March 1999	7,240	(3)
	Coral Springs	December 1997	7,240
	Fort Lauderdale	September 1997	7,960
	Hollywood	August 1997	8,000
	Altamonte Springs (Orlando)	February 1997	8,740	(3)
	Fort Myers	January 1997	7,240
	Sarasota	July 1996	8,500	(3)
	Plantation	April 1996	8,030
	Brandon (Tampa)	August 1995	8,110
	Tampa	July 1995	8,500
	Carrollwood (Tampa)	June 1993	7,020
	Largo (Tampa)	September 1992	6,800
	Palm Harbor (Tampa)	January 1990	8,000	(3)
Region:	Arizona
	Metro Center (Phoenix)	May 2001	7,180
	Tucson II	November 1996	6,960
	Ahwatukee (Phoenix)	July 1996	6,960
	Peoria (Phoenix)	June 1996	6,460
	Phoenix	May 1996	6,940
	Tucson I	May 1996	7,420	(3)
	Tempe (Phoenix)	February 1995	6,320
	Scottsdale (Phoenix)	February 1994	9,000	(3)
Region:	New Mexico
	Cottonwood Mall (Albuquerque)	October 1996	6,300
	San Mateo Avenue (Albuquerque)	September 1996	7,240	(3)
Region:	Utah
	Centennial (Salt Lake City)	November 1997	7,450
	Overlook (Salt Lake City)	September 1997	9,000	(3)
Region:	Colorado
	Lone Tree (Denver)	April 2000	9,000
	Littleton (Denver)	September 1999	7,700
	Westminster (Denver)	August 1999	8,900	(3)
	Aurora (Denver)	July 1999	7,000
Region:	North Carolina
	Cary	July 2000	7,500
	Raleigh	March 1999	8,080	(3)
Region:	Nevada
	Henderson	July 1999	6,920
	Las Vegas	February 1998	7,240	(3)
Region:	Georgia
	Alpharetta	June 1999	7,240
	Perimeter (Atlanta)	September 1998	8,900	(3)
	Gwinnett (Atlanta)	August 1998	7,240
	Barrett (Atlanta)	July 1998	7,240

		Month Opened	Approximate Square Footage(1)
Region:	Texas
	Woodlands	September 2000	7,700
	Stafford I	February 2000	7,700
	Houston II	March 1999	7,240
	Brogden (Houston)	August 1998	8,900	(3)
Region:	Pacific Northwest
	Tigard (Oregon)	May 2000	7,000
	Clackamas (Oregon)	August 1999	8,080
	Beaverton (Oregon)	December 1998	7,240
	Vancouver (Washington)	July 1998	8,000	(3)
Region:	Mid-West
	Crestwood	April 2001	9,570	(3)
	Creve Couer	December 2000	7,286
	Overland Park (Kansas)	June 2000	7,300
	Kansas City	April 2000	8,900	(3)
Region:	Illinois (4)
	St. Charles (Chicago)	February 2001	7,300
	Glenview (Chicago)	February 2001	7,360
	Schaumburg	September 2001	7,300

          The restaurants listed below are under development and have been purchased or have lease or purchase contracts signed:

		Approximate Square Footage(1)
Region:	Illinois
	Wheaton	7,025
Region:	California
	Anaheim	7,500
	Fullerton	7,480
	Lake Forest	7,500
	Valencia	7,400

(1)	Excludes outdoor patio space, but includes dining area, kitchen and food preparation and storage areas.
(2)	Does not include Ladles, which opened in fiscal 1999, or Slurp!, which opened in fiscal 2001. Both Ladles and Slurp! are located in San Diego, California.
(3)	Includes central kitchen.
(4)	Central kitchen for this region is a stand-alone building located in Elk Grove, IL, which opened in February, 2001.

          The following Ladles and Slurp! restaurant locations are open and have lease contracts signed:

		Month Opened	Approximate Square Footage
Region:	California
	Encinitas (San Diego)	July 1999	1,200
	Mission Valley (San Diego)	June 2001	2,000

          As mentioned earlier, the Company plans to close both Ladles and Slurp! during the first half of fiscal 2002.

Site Selection and Construction

          The Company’s site selection strategy is to open economically viable restaurants that achieve an appropriate balance between lunch and dinner guest volumes in each of its target markets. The Company considers the location of each restaurant to be critical to its long–term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, population density, household income and education levels, day–time traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking.

          The Company also reviews potential competition and customer activity at other restaurants operating in the area. To date, the Company has located a majority of its restaurants in strip shopping centers and neighborhood shopping centers located near business districts.

          The Company generally engages outside general contractors for the required construction or build–out of restaurant sites and expects to continue this practice for the foreseeable future. The Company’s experience to date has been that obtaining construction permits has taken from two to nine months. The interior build–out of in–line restaurants and the construction of freestanding restaurants generally takes approximately four months and five months, respectively.

          The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks–Expansion Risks.”

Competition

          The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid–price, full–service casual dining restaurants, as well as traditional self–service buffet and other soup and salad restaurants and healthful and nutrition–oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among buffet–style and casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors have been in existence longer than the Company and have both a more established market presence and substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non–economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Government Regulation

          The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000, and 2001. There is no assurance that the Company will be able to continue to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given that many of the Company’s restaurants are located in California and Arizona, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks–Cost Sensitivity.”

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

Trade Names and Service Marks

          The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona, New Mexico, Utah, Colorado, North Carolina, Nevada, Georgia, Texas, Washington, Oregon, Kansas, Missouri and Illinois markets. The Company registered both Souplantation and Sweet Tomatoes trademarks, as well as the Garden Fresh Restaurant Corp. trademark, with the United States Patent and Trademark Office. The Company has also used the trademark and service marks “Ladles, A Soup and Salad Takery” since July 1999 and “Slurp! The Soup Experience” since June 2001 in the California market.

Property

          The Company currently leases 72 and owns 24 open restaurant sites, including one Ladles and one Slurp! site. The majority of the Company’s leases provides for minimum annual rentals and contains percentage–of–sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10–year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company’s restaurants in San Diego, California under a lease expiring in July 2002. The Company has signed a lease for an approximately 30,000 square foot office facility located in San Diego, California and expects to move during the second half of fiscal 2002. The West Coast distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005, while the East Coast distribution center occupies an approximately 32,000 square food facility under a lease expiring in June, 2008.

Employees

          As of September 30, 2001, the Company had approximately 5,600 employees including 5,000 hourly restaurant employees (of whom 4,200 were part–time employees), 500 full–time restaurant management employees and 119 full–time corporate management and staff employees and 5 part–time corporate employees. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

          The executive officers of the Company as of September 30, 2001 are as follows:

Name	Age	Position
Michael P. Mack	50	Chairman of the Board, President and Chief Executive Officer
David W. Qualls	56	Executive Vice President–Finance and Real Estate, Chief Financial Officer and Secretary
R. Gregory Keller	53	Senior Vice President of Operations
Kenneth J. Keane	46	Vice President Human Resources

          Michael P. Mack co–founded the Company in 1983 and was the President and Chief Operating Officer from the Company’s inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors in December 1997. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company’s President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and a M.B.A. from Harvard University.

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

Item 2.     Properties

          The Company currently operates 94 salad buffet restaurants in California, Florida, Arizona, Colorado, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah and Washington. One restaurant has opened in fiscal 2002. Nine restaurants have opened and one reopened in fiscal 2001, seventeen restaurants were opened in fiscal 2000, ten restaurants were opened in fiscal 1999, eight restaurants were opened in fiscal 1998, and seven restaurants were opened in fiscal 1997. Additionally one Slurp! Restaurant was opened in fiscal 2001, one Ladles restaurant was opened in fiscal 1999 and one additional Ladles restaurant was opened and closed in fiscal 2000. The Company currently leases the sites for most of its restaurants, mixed between stand–alone sites and in–line locations. The Company operates 75 freestanding restaurants and 19 restaurants located within larger buildings. The Company leases both of its distribution centers located in San Diego, California and Kennesaw, Georgia. The Company owns nine properties located in Florida, two in Arizona, two in New Mexico, one in Utah, two in Colorado, one in North Carolina, one in California, three in Georgia, one in Illinois and one in Missouri. Current restaurant ground and building leases vary as to rental provisions, expiration dates and renewal options. The majority of the leases provides for minimum annual rentals and contain percentage–of–sales rent provisions against which the minimum rental is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10–year extension options. Restaurants leased by the Company are typically leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. In the future the Company expects to continue to both lease and purchase its sites. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 11,000 square foot leased facility near one of the Company’s restaurants in San Diego, California under a lease expiring in July 2002. The Company has signed a lease for an approximately 30,000 square foot office facility located in San Diego, California.

          During fiscal 1999 the Company opened it’s first location of Ladles, A Soup and Salad and Takery in San Diego, California. The Company opened and closed a second “Ladles, A Soup and Salad Takery” in fiscal 2000. In June 2001 the Company opened the first “SLURP! The Soup Experience”, a new concept in quick service, take-away dining. Located in San Diego, California, SLURP! was designed to fit into guests’ busy schedules, offering soup and other to-go items in a high energy, irreverent atmosphere. In September 2001 the Company decided to abandon the Ladles and Slurp! concepts due to poor operating performance. The Company plans to close the restaurants during the first half of fiscal 2002. The Company still plans to keep elements of the products developed for Slurp! for use in its core concept.

          For additional information regarding the Company’s properties, please see the information set forth in Item 1 of this Report under the caption “Restaurant Facilities”.

Item 3.     Legal Proceedings

          The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks-Legal Matters”.

Item 4.     Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

PART II

Item	5. Market for Company’s Common Equity and Related Stockholder Matters

          Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via Nasdaq National Market. As of September 30, 2001, 5,675,826 shares were owned by 326 shareholders of record. The following is a summary of market activity for the fiscal years 2000 and 2001.

	High	Low
2000
First Quarter	$17.63	$12.38
Second Quarter	17.50	10.75
Third Quarter	12.13	10.44
Fourth Quarter	14.75	9.88

	High	Low
2001
First Quarter	$11.00	$ 6.19
Second Quarter	7.94	5.88
Third Quarter	10.00	6.00
Fourth Quarter	7.50	5.89

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

Item 6.     Selected Financial Data

	Years ended September 30,
	1997	1998	1999	2000	2001
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$90,252	$110,049	$131,944	$165,406	$198,463

Costs and expenses:
Costs of sales	23,497	28,605	33,840	41,632	49,447
Restaurant operating expenses:
Labor	26,130	32,526	39,995	52,349	64,420
Occupancy and other expenses	20,836	24,290	27,312	35,140	47,210
General and administrative expenses	5,672	6,781	8,214	10,280	13,538
Restaurant opening costs	—	—	—	2,750	1,952
Depreciation and amortization expenses	6,147	7,267	9,441	9,719	12,503
Facility exit costs	—	—	—	473	1,572

Total costs and expenses	82,282	99,469	118,802	152,343	190,642

Operating income	7,970	10,580	13,142	13,063	7,821
Interest income	106	227	111	148	160
Interest expense	(1,579)	(1,958)	(1,618)	(3,623)	(4,876)
Other income (expense), net	(62)	(111)	(183)	(65)	804

Income before income taxes and cumulative effect of accounting change	6,435	8,738	11,452	9,523	3,909
Provision for income taxes	(2,548)	(3,420)	(4,548)	(3,747)	(1,547)

Income before cumulative effect of accounting change	3,887	5,318	6,904	5,776	2,362
Cumulative effect of accounting change for start–up costs, net of income tax benefit of $800 in 2000	—	—	—	(1,233)	—

Net income	$ 3,887	$ 5,318	$ 6,904	$ 4,543	$ 2,362

Basic net income per common share:
Income before cumulative effect of accounting change	$ 0.93	$ 1.12	$ 1.24	$ 1.02	$ 0.42
Cumulative effect of change in accounting for start–up costs	—	—	—	(0.22)	—

Basic net income per common share	$ 0.93	$ 1.12	$ 1.24	$ 0.80	$ 0.42

Shares used in computing basic net income per common share	4,192	4,734	5,574	5,647	5,670

Diluted net income per common share:
Income before cumulative effect of accounting change	$ 0.88	$ 1.04	$ 1.18	$ 1.00	$ 0.42
Cumulative effect of change in accounting for start–up costs	—	—	—	(0.21)	—

Diluted net income per common share	$ 0.88	$ 1.04	$ 1.18	$ 0.79	$ 0.42

Shares used in computing diluted net income per share	4,402	5,089	5,867	5,780	5,682

Selected Operating Data:
Percentage change in comparable restaurant sales(1)	4.7%	7.5%	3.7%	3.1%	3.3%
Average price per guest(2)	$ 6.75	$ 6.94	$ 7.01	$ 7.22	$ 7.51
Average sales for salad buffet restaurants open for full period (in thousands)	$ 1,985	$ 2,098	$ 2,156	$ 2,206	$ 2,237
Number of salad buffet restaurants open for full period	42	49	57	66	83
Number of salad buffet restaurants open at end of period	49	57	67	83	93

	As of September 30,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Working capital (deficit)	$ (7,776)	$ (7,071)	$ (11,300)	$ (29,075)	$ (25,144)
Total assets	62,409	84,932	114,618	147,188	157,896
Long–term debt, including current portion	17,421	14,866	29,197	39,554	48,103
Revolving line of credit	—	—	5,001	12,000	9,150
Shareholders’ equity	34,168	59,247	66,849	71,671	74,180

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

	Years ended September 30,
	1999	2000	2001
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Costs of sales	25.6	25.2	24.9
Restaurant operating expenses:
Labor	30.3	31.6	32.5
Occupancy and other expenses	20.7	21.2	23.7
General and administrative expenses	6.2	6.2	6.8
Restaurant opening costs	—	1.7	1.0
Depreciation and amortization expenses	7.2	5.9	6.3
Facility exit costs	—	0.3	0.8

Total costs and expenses	90.0	92.1	96.0

Operating income	10.0	7.9	4.0
Interest income	—	0.1	0.1
Interest expense	(1.2)	(2.2)	(2.5)
Other income (expense), net	(0.1)	—	0.4

Income before provision for income taxes and cumulative effect of accounting change	8.7	5.8	2.0
Provision for income taxes	(3.5)	(2.3)	(0.8)
Income before cumulative effect of accounting change	5.2	3.5	1.2
Cumulative effect of change in accounting principle	—	(0.7)	—

Net income	5.2%	2.7%	1.2%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, (vii) plans to close existing restaurants, and (viii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution centers.

          The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

          The Company has grown from 2 restaurants in 1984 to 93 salad buffet restaurants as of September 30, 2001. Of the 93 restaurants, 29 are located in Southern California using the name Souplantation and the remaining are located in Northern California (7), Florida (18), Arizona (8), New Mexico (2), Utah (2), Nevada (2), Washington (1), Georgia (4), Texas (4), North Carolina (2), Oregon (3), Colorado (4), Missouri (3) Kansas (1) and Illinois (3) using the name Sweet Tomatoes. The Company’s existing restaurants average approximately 7,400 square feet, however, newer restaurants are based on the Company’s latest 7,240 sq. ft prototype. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

          Net sales reflect discounts and coupons. Costs of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. The Company attempts to minimize cost fluctuations for some of its foods by entering into two month to one year fixed price supply contracts that typically have no minimum purchase requirements. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are direct and indirect labor expenses (including benefits), advertising expenses, occupancy costs and maintenance and utility expenses. Occupancy and other operating expenses include rent, real estate taxes and insurance. Certain elements of the Company’s restaurant operating expenses and, in particular, occupancy costs, are relatively fixed. However, a significant majority of the Company’s leases provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Occupancy costs, as well as depreciation and amortization expenses, will vary between restaurants depending on whether a restaurant site is leased or owned. See “Business Risks—Cost Sensitivity” and “Business Risks—Reliance on Key Suppliers and Distributors.”

          Restaurant opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently expensed as incurred. Restaurant opening costs totaled $1,952,000 for the opening of nine new salad buffet restaurants opened, one Slurp! location, one distribution center and the re-opening of one existing salad buffet restaurant in the twelve month period ended September 30, 2001.

Fiscal 2001 Versus Fiscal 2000

          Net Sales.    Net sales for the fiscal year ended September 30, 2001 increased 20.0% to $198.5 million from $165.4 million for the comparable 2000 period. This increase was primarily due to the opening of nine new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period and the increase in comparable restaurant sales of 3.3%. Net sales includes $0.6 million from the Ladles and Slurp! restaurants. See “Business Risks—Certain Operating Results and Considerations”.

          Costs of Sales.    Costs of sales increased 18.8% to $49.4 million for the fiscal year ended September 30, 2001 from $41.6 million for the comparable 2000 period. This increase was due primarily to the addition of nine new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, costs of sales decreased to 24.9% from 25.2% since the comparable 2000 period as a result of an increase in the average meal price across most markets effective July 2000. See “Business Risks—Certain Operating Results and Considerations”.

          Labor.    Labor expense for the fiscal year ended September 30, 2001 increased 23.1% to $64.4 million from $52.3 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage rate in California and increases in staff in connection with the addition of nine new salad buffet restaurants and the re-opening of one existing salad buffet restaurant since the comparable 2000 period. As a percentage of net sales, the labor expense increased to 32.5% from 31.6% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates.

          Occupancy and Other Expenses.    Occupancy and other expenses for the fiscal year ended September 30, 2001 increased 34.5% to $47.2 million from $35.1 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased to 23.7% from 21.2% for the comparable 2000 period. This increase was due primarily to planned marketing expenses, higher utility costs in California and higher natural gas costs in our other markets, higher property and general liability insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and increases in repair and maintenance costs for aging restaurants.

          General and Administrative Expenses.    General and administrative expenses for the fiscal year ended September 30, 2001 increased 31.1% to $13.5 million from $10.3 million for the comparable 2000 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources to support both the additional nine new salad buffet restaurants opened and one existing salad buffet restaurant reopened since the comparable 2000 period and future restaurant openings. As a percentage of net sales, general and administrative expenses increased to 6.8% from 6.2% for the comparable 2000 period.

          Restaurant Opening Costs.    Restaurant opening costs for the fiscal year ended September 30, 2001 decreased 28.6% to $2.0 million from $2.8 million from the 2000 period. Restaurant opening costs as a percentage of net sales decreased 0.7% to 1.0% from 1.7% for the comparable 2000 period. This decrease resulted from fewer new restaurant openings during fiscal 2001 compared to fiscal 2000. Nine salad buffet restaurants and one Slurp! restaurant were opened and one existing restaurant was re-opened during fiscal 2001 compared to seventeen salad buffet restaurants opened during fiscal 2000.

          Depreciation and Amortization Expense.    Depreciation and amortization expense for the fiscal year ended September 30, 2001 increased 28.9% to $12.5 million from $9.7 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased to 6.3% from 5.9% for the comparable 2000 period. These increases were due to additional depreciation for the nine new salad buffet restaurants opened and one existing salad buffet restaurant re-opened since the comparable 2000 period, partially offset by decreased depreciation expense associated with the sale-leaseback of five restaurant locations during fiscal 2001.

          Facility Exit Costs.    Facility exit costs for the fiscal year ended September 30, 2001 increased 220% to $1.6 million from $0.5 million for the comparable 2000 period. In September 2001, the Company decided to abandon the Ladles and Slurp! concepts due to poor operating performance. The Company plans to close these restaurants during the first half of fiscal 2002. Facility exit costs for fiscal 2001 consist of impairment charges of $1,368,000 as well as an accrual of $204,000, representing the present value of the estimated net future lease payments associated with these restaurants. Facility exist costs for fiscal 2000 consist of impairment charges of $375,000 as well as an accrual of $98,000 representing the present value of the estimated net future lease payments associated with the closure of one Ladles restaurant.

          Interest Expense.    Interest expense for the fiscal year ended September 30, 2001 increased 36.1% to $4.9 million from $3.6 million for the comparable 2000 period. Interest expense increased due primarily to an increase in borrowings in fiscal 2001 compared to fiscal 2000.

          Other Income (Expense), net.    Other income and expense, net for the fiscal year ended September 30, 2001 increased to $804,000 from ($65,000) for the comparable 2000 period. This increase was primarily due to the receipt of an insurance settlement of $1.3 million related to the loss of assets in a fire at a restaurant in San Diego, California.

          Provision for Income Taxes.    Our provisional income tax rate as a percentage of income before taxes increased slightly to 39.5% for fiscal 2001 from 39.3% in fiscal 2000.

Fiscal 2000 Versus Fiscal 1999

          Net Sales.    Net sales for the fiscal year ended September 30, 2000 increased 25.4% to $165.4 million from $131.9 million for the comparable 1999 period. This was due primarily to (i) a 3.1% increase in comparable restaurant sales which resulted from an increase in guest volume of 0.3% and 2.8% resulted from an increase in average meal price effective August 1, 1999 and (ii) the addition of seventeen new stores that opened in fiscal 2000. Net sales includes $0.8 million from the Ladles restaurants.

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

          Occupancy and Other Expenses.    Occupancy and other expenses for the fiscal year ended September 30, 2000 increased 28.6% to $35.1 million from $27.3 million for the comparable 1999 period. Occupancy and other operating costs as a percentage of net sales increased to 21.2% from 20.7% for the comparable 1999 period. This was primarily due to an increase in repair and maintenance for aging restaurants, and increased costs for utilities, supplies costs and janitorial services of 0.1%, 0.2%, 0.1%, and 0.1% respectively.

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

          Restaurant Opening Costs.    Restaurant opening costs for the fiscal year ended September 30, 2000 were $2.8 million or 1.7% of net sales. Prior to the implementation of SOP 98-5, in the 1999 period $2.4 million of startup costs were amortized and were included in depreciation and amortization expenses.

          Depreciation and Amortization Expense.    Depreciation and amortization expense for the fiscal year ended September 30, 2000 increased 3.2% to $9.7 million from $9.4 million for the comparable 1999 period. Depreciation expense increased due primarily to the additional restaurants open for the entire year, additional restaurants owned versus leased and the seventeen new restaurants opened since the comparable 1999 period. Depreciation and amortization expense as a percentage of net sales decreased to 5.9%, from 7.2% for the comparable 1999 period resulting from the change in accounting for startup costs effective October 1, 1999, which are now being expensed as incurred.

          Interest Income.    Interest income for the fiscal year ended September 30, 2000 increased 33.3% to $148,000 from $111,000 for the comparable 1999 period. Interest income increased due to more cash on hand during fiscal 2000.

          Interest Expense.    Interest expense for the fiscal year ended September 30, 2000 increased 125% to $3.6 million from $1.6 million for the comparable 1999 period. Interest expense increased due primarily to an increase in debt of $17.4 million in fiscal 2000.

          Other Income (Expense), net.    Other income and expense, net, for the fiscal year ended September 30, 2000 decreased 64.5% to $(65,000) from $(183,000) for the comparable 1999 period. This decrease was primarily due to fewer write-offs of fixed assets during fiscal 2000, compared to fiscal 1999.

          Provision for Income Taxes.    Our provisional income tax rate as a percentage of income before taxes decreased slightly from 39.7% during fiscal year 1999 to 39.3% for fiscal year 2000.

Quarterly Results and Seasonality

          The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company’s statements of operations bear to net sales for the four quarters of fiscal 2000 and 2001. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2000				Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$35,702	$40,783	$42,657	$46,264	$43,359	$51,322	$52,103	$51,679
Operating income	2,070	3,761	3,958	3,274	797	3,543	3,429	52
Income before cumulative effect of accounting change	801	1,867	1,894	1,214	571	1,408	1,259	(876)
Net income	(432)	1,867	1,894	1,214	571	1,408	1,259	(876)
Basic net income (loss) per common share	$ (0.08)	$ 0.33	$ 0.34	$ 0.21	$ 0.10	$ 0.25	$ 0.22	$ (0.15)
Diluted net income (loss) per common share	$ (0.08)	$ 0.32	$ 0.33	$ 0.21	$ 0.10	$ 0.25	$ 0.22	$ (0.15)
As a Percentage of Net Sales:
Operating income	5.8%	9.2%	9.3%	7.9%	1.8%	6.9%	6.6%	0.1%
Income before cumulative effect of accounting change	2.2%	4.6%	4.4%	2.6%	1.3%	2.7%	2.4%	(1.7)%
Selected Operating Data:
Number of salad buffet restaurants open at end of period	71	71	79	83	86	88	91	93
Percentage change in comparable restaurant sales(1)	2.4%	4.8%	2.8%	2.8%	3.4%	4.7%	3.5%	1.4%

(1)
Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

          The Company’s restaurants experience seasonal influences, as a disproportionate amount of the Company’s net income is generally realized during the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings, and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

          The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage financing, sale-leaseback of owned properties and sale of Company stock. The Company does not have significant receivables and receives trade credit based upon negotiated terms when purchasing food and supplies. For the fiscal year ended September 30, 2001, the Company generated $15.6 million from operating activities, repaid $2.9 million under its bank line of credit, obtained $19.0 million from equipment and mortgage financing (with repayments of $10.5 million) and received $0.1 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan. The Company’s principal capital requirement has been for funding the development of restaurants. Historically, the Company has primarily leased the land and buildings for its restaurant operations. The Company does purchase land or land and buildings when favorable conditions are available. The Company currently owns the land or land and buildings for 27 restaurants, including the land for certain sites the Company expects to open during fiscal 2002 and fiscal 2003. During fiscal 2001 the Company opened three owned salad buffet restaurant sites, six leased salad buffet restaurant sites, one leased Slurp! location, and one leased kitchen facility, reopened one leased restaurant site and completed sale-leasebacks for five restaurant sites. As of September 30, 2001, the Company operated 93 salad buffet restaurants, 1 Ladles restaurant, and 1 Slurp! restaurant.

          The Company’s principal capital requirement has been and will continue to be funding the development of restaurants. For the year ended September 30, 2001, cash used in investing activities totaled $23.4 million including $12.5 million in proceeds from the sale-lease back of five restaurant locations which partially offset the $24.0 million of expenditures for the development of new restaurants. The remaining capital expenditures primarily funded replacements and new additions at existing restaurants. In addition to budgeted capital expenditures for fiscal 2002 of $16.4 million for new restaurant openings, the Company has budgeted $5.8 million in expenditures for fiscal 2002 for capital improvements at existing sites. See “Business–Unit Economics.”

          As of September 30, 2001, the Company had borrowed $9.2 million of its $12 million bank line of credit. Such credit line bears interest at a rate equal to the prime rate, which totaled 6.0% per annum as of September 30, 2001; or LIBOR plus 2%. As of September 30, 2001, none of the $12 million credit line was borrowed at LIBOR. Borrowings under the line of credit are collateralized by equipment and other assets. The credit agreement will expire on December 31, 2001 and contains various financial covenants and restrictions, including restrictions on the Company’s ability to pay dividends or to effect mergers or acquisitions without the bank’s approval. As of September 30, 2001, the Company was not in compliance with certain financial covenant provisions of the credit agreement. However the financial institution has waived the violations through September 30, 2001 and has negotiated a new credit agreement with the Company consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002, respectively. The new term loans require scheduled repayments of principal and interest at regular intervals throughout the terms of the agreement and bear interest at a rate equal to either the prime rate or LIBOR plus 2%, and prime rate or LIBOR plus 2.5%, respectively. The new term loans are collaterized by equipment and other assets of the Company. This new agreement contains various financial covenants and restrictions.

          In connection with the development of new restaurants, the Company has over time obtained mortgage and equipment financing from approximately nine lenders, each of which has financed multiple loans. The outstanding balance of each loan generally is between $0.1 million and $1.9 million. The loans have varying maturity rates extending through August 2006, interest rates generally ranging from 7.52% through 10.72% with an average interest rate of 9.12% per annum, and in certain cases, pre–payment penalties of one to two percent. As of September 30, 2001, the outstanding balances on such loans aggregated approximately $48.1 million.

          In addition to funds generated from operations, sale-leaseback of owned properties and the sale of the Company’s stock, the Company will need to obtain external financing to complete its expansion plans for fiscal year 2002 and beyond. There can be no assurance that such funds will be available when needed. Additionally, should the Company’s results of operations decrease or should costs or capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, because capital may not be available. See “Business Risks—Expansion Risks.”

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

New Accounting Standards

          In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchases Enterprises” and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS No. 142 supersedes APB Opinion No. 17, “Intangible Assets” and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption of SFAS No. 141 did not have an impact on the Company’s financial position or results of operations. The Company will adopt SFAS No. 142 on October 1, 2003. At this time, the Company does not anticipate that the adoption of SFAS No. 142 will have a material effect on the Company’s financial statements.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the remaining life of the asset. The liability is accreted at the end of each period through charges to operating expense. The provisions of SFAS No. 143 are required to be applied during the quarter ending December 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. At this time, the Company does not anticipate that the adoption of SFAS No. 143 will have a material effect on the Company’s financial statements.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company’s financial statements.

BUSINESS RISKS

          In addition to other information in this Form 10–K, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

          In fiscal 1999, 2000 and 2001, the Company experienced an increase of 3.7%, 3.1%, and 3.3% respectively, in comparable restaurant sales. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. Further, the Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. See “Selected Financial Data.”

Expansion Risks

          The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, and ten in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant). The Company currently intends to open four restaurants in fiscal 2002. The Company may experience difficulty in opening four restaurants in fiscal 2002, including but not limited to hiring qualified restaurant managers and staff. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, qualified managers, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

          Since its inception, the Company has closed three non–performing restaurants and currently plans on closing the remaining Ladles restaurant and the Slurp! restaurant during the first half of fiscal 2002 due to poor operating performance. Given the number of restaurants in current operation and the Company’s projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write–off of assets, which could adversely effect the Company’s business, financial condition and results of operations.

          The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. Owned restaurants generally require significantly more up–front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See “Restaurant Industry and Competition,” “Business–Expansion Strategy” and “Business–Competition.”

Restaurant Industry and Competition

          The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid–price, full–service casual dining restaurants, as well as traditional self–service buffet and other soup and salad restaurants and healthful and nutrition–oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among buffet–style and casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors which have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non–economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Cost Sensitivity

          The Company’s profitability is highly sensitive to increases in food, labor, utilities and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company’s leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part–time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See “Reliance on Key Suppliers and Distributors,” and “Business.”

Importance of Key Employees

          The Company is heavily dependent upon the services of its officers and key management personnel involved in restaurant operations, purchasing, expansion and administration. In particular, the Company is dependent upon the management and leadership of its four executive officers, Michael P. Mack, David W. Qualls, R. Gregory Keller and Kenneth J. Keane. The loss of any of these four individuals could have a material adverse effect on the Company’s business, financial condition and results of operations. The success of the Company and its individual restaurants depends upon the Company’s ability to attract and retain highly motivated, well–qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees. See “Business–Restaurant Operations–Restaurant Management” and “Business–Restaurant Operations–Customer Service.”

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

Geographic Concentration in California and Florida; Restaurant Base

          Thirty seven of the Company’s 94 existing salad buffet restaurants are located in California and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters, such as hurricanes which have occurred annually in recent years in Florida, or other acts of God that could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long–term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants. See “Business–Restaurant Facilities” and “Business–Expansion Strategy.”

Reliance on Key Suppliers and Distributors

          The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial conditions and results of operations. The Company has several local produce distributors and also distributes other grocery items through its own distribution system out of one warehouse on the West Coast and one on the East Coast. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s warehouses, restaurants and restaurant commissaries through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “Cost Sensitivity” and “Business–Restaurant Operations.”

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

Government Regulation

          The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000 and 2001. There is no assurance that the Company will be able to continue to pass increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given the location of many of the Company’s restaurants, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees.

Anti–takeover Measures

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

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

          Market risks relating to the Company’s operations result primarily from changes in short–term interest rates as the Company’s line of credit is tied to the prime rate. As of September 30, 2001, the Company had $9.2 million in debt outstanding under the credit facility. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $460,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long–term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

          The Company did not have any foreign currency or other market risk or any derivative financial instruments at September 30, 2001.

Item 8.     Financial Statements and Supplementary Data

          The Company’s financial statements as of September 30, 2001 and 2000, and for each of the three fiscal years in the period ended September 30, 2001 and the report of our independent accountants, are included in this report as listed in the index on page 33 of this report—Item 14(a).

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

          Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Company

          The information relating to directors of the Company is incorporated by reference from the Company’s Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders to be held March 15, 2002 as set forth under the caption “Election of Directors.” Information relating to the executive officers of the Company is set forth in Part I, Item 1 of this Report under the caption “Executive Officers of the Company.”

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

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8–K

          (a)  The following documents are filed as part of this Report:

Page Number

(1)	Independent Auditors’ Report	F–1

	Balance Sheets as of September 30, 2000 and 2001	F–2

	Statements of Operations for the years ended September 30, 1999, 2000 and 2001	F–3

	Statements of Shareholders’ Equity for the years ended September 30, 1999, 2000 and 2001	F–4

	Statements of Cash Flows for the years ended September 30, 1999, 2000 and 2001	F–5

	Notes to Financial Statements	F–6

Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(2)	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

          (b)  Reports on Form 8–K.    The registrant did not file any Reports on Form 8–K during the fourth quarter of fiscal 2001.

INDEPENDENT AUDITORS’ REPORT

To	the Board of Directors and Shareholders of
Ga	rden Fresh Restaurant Corp.:

          We have audited the accompanying balance sheets of Garden Fresh Restaurant Corp. as of September 30, 2000 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Fresh Restaurant Corp. as of September 30, 2000 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

KP	MG LLP

San	Diego, California
No	vember 8, 2001, except as to Note 3,
wh	ich is as of December 3, 2001

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

	September 30,
	2000	2001
A S S E T S

Current assets:
Cash and cash equivalents	$ 2,058,000	$ 165,000
Inventories	6,383,000	8,185,000
Other current assets	1,273,000	4,030,000

Total current assets	9,714,000	12,380,000
Property and equipment, net	135,535,000	143,588,000
Intangible and other assets	1,939,000	1,928,000

TOTAL ASSETS	$147,188,000	$157,896,000

L I A B I L I T I E S A N D S H A R E H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$ 9,701,000	$ 7,862,000
Revolving line of credit	12,000,000	9,150,000
Current portion of long–term debt	8,942,000	10,296,000
Current deferred income taxes	218,000	—
Accrued liabilities	7,928,000	10,216,000

Total current liabilities	38,789,000	37,524,000
Deferred income taxes	3,745,000	5,149,000
Long–term debt, net of current portion	30,612,000	37,807,000
Other liabilities	2,371,000	3,236,000
Shareholders’ equity:
Preferred stock, $.001 par value; 0 and 120,000 shares authorized at September 30, 2000 and 2001, respectively; 0 shares issued and outstanding at September 30, 2000 and 2001, respectively	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2000 and 2001 respectively; 5,655,645 and 5,675,826 issued and outstanding at September 30, 2000 and 2001, respectively	57,000	57,000
Additional paid–in capital	59,518,000	59,665,000
Retained earnings	12,096,000	14,458,000

Total shareholders’ equity	71,671,000	74,180,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,188,000	$157,896,000

Commitments and contingencies (note 8)

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	1999	2000	2001
Net sales	$131,944,000	$165,406,000	$198,463,000

Costs and expenses:
Costs of sales	33,840,000	41,632,000	49,447,000
Restaurant operating expenses:
Labor	39,995,000	52,349,000	64,420,000
Occupancy and other expenses	27,312,000	35,140,000	47,210,000
General and administrative expenses	8,214,000	10,280,000	13,538,000
Restaurant opening costs	—	2,750,000	1,952,000
Depreciation and amortization expenses	9,441,000	9,719,000	12,503,000
Facility exit costs	—	473,000	1,572,000

Total costs and expenses	118,802,000	152,343,000	190,642,000

Operating income	13,142,000	13,063,000	7,821,000
Other income (expense):
Interest income	111,000	148,000	160,000
Interest expense	(1,618,000)	(3,623,000)	(4,876,000)
Other income (expense), net	(183,000)	(65,000)	804,000

	(1,690,000)	(3,540,000)	(3,912,000)
Income before provision for income taxes and cumulative effect of accounting change	11,452,000	9,523,000	3,909,000
Provision for income taxes	(4,548,000)	(3,747,000)	(1,547,000)

Income before cumulative effect of accounting change	6,904,000	5,776,000	2,362,000
Cumulative effect of change in accounting for start–up costs, net of income tax benefit of $800,000	—	(1,233,000)	—

Net income	$ 6,904,000	$ 4,543,000	$ 2,362,000

Basic net income per common share:
Income before cumulative effect of accounting change	$ 1.24	$ 1.02	$ 0.42
Cumulative effect of change in accounting for start–up costs	$ —	$ (0.22)	$ —

Basic net income per common share	$ 1.24	$ 0.80	$ 0.42

Shares used in computing basic net income per common share	5,574,000	5,647,000	5,670,000

Diluted net income per common share:
Income before cumulative effect of accounting change	$ 1.18	$ 1.00	$ 0.42
Cumulative effect of change in accounting for start–up costs	$ —	$ (.21)	$ —

Diluted net income per common share	$ 1.18	$ 0.79	$ 0.42

Shares used in computing diluted net income per common share	5,867,000	5,780,000	5,682,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

	Common Stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount
Balance at September 30, 1998	5,544,217	$56,000	$58,542,000	$ 649,000	$59,247,000
Exercise of common stock options	204,317	2,000	1,706,000	—	1,708,000
Issuance of common stock under employee stock purchase plan	12,871	—	159,000	—	159,000
Treasury stock repurchases and retired	(132,000)	(2,000)	(1,906,000)	—	(1,908,000)
Tax benefits from exercise of common stock options	—	—	739,000	—	739,000
Net income	—	—	—	6,904,000	6,904,000

Balance at September 30, 1999	5,629,405	56,000	59,240,000	7,553,000	66,849,000
Exercise of common stock options	8,861	—	81,000	—	81,000
Issuance of common stock under employee stock purchase plan	17,379	1,000	184,000	—	185,000
Tax benefits from exercise of common stock options	—	—	13,000	—	13,000
Net income	—	—	—	4,543,000	4,543,000

Balance at September 30, 2000	5,655,645	57,000	59,518,000	12,096,000	71,671,000
Exercise of common stock options	1,400	—	7,000	—	7,000
Issuance of common stock under employee stock purchase plan	18,781	—	140,000	—	140,000
Net income	—	—	—	2,362,000	2,362,000

Balance at September 30, 2001	5,675,826	$57,000	$59,665,000	$14,458,000	$74,180,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	1999	2000	2001
Cash flows from operating activities:
Net income	$ 6,904,000	$ 4,543,000	$ 2,362,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax benefit	—	1,233,000	—
Depreciation and amortization	9,441,000	9,719,000	12,503,000
Loss on disposal of property and equipment	192,000	638,000	512,000
Facility exit costs	—	473,000	1,572,000
Provision for deferred income taxes	777,000	3,744,000	(80,000)
Tax benefits from exercise of common stock options	739,000	13,000	—
Amortization of deferred gain on sale–leaseback of properties	—	(4,000)	(36,000)
Changes in operating assets and liabilities:
Increase in inventories	(698,000)	(2,106,000)	(1,803,000)
Increase in other current assets	(354,000)	(259,000)	(1,593,000)
Increase (decrease) in accounts payable	(388,000)	3,981,000	(193,000)
Increase in accrued liabilities	1,264,000	1,443,000	2,181,000
Increase in other liabilities	209,000	514,000	190,000

Net cash provided by operating activities	18,086,000	23,932,000	15,615,000

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(30,766,000)	(36,626,000)	(24,033,000)
Existing restaurant additions	(5,751,000)	(6,658,000)	(9,320,000)
Decrease in construction costs included in accounts payable	—	(806,000)	(2,451,000)
Increase in intangible and other assets	(3,331,000)	(802,000)	(28,000)
Proceeds from sale–leaseback transactions	—	4,485,000	12,478,000

Net cash used in investing activities	(39,848,000)	(40,407,000)	(23,354,000)

Cash flows from financing activities:
Borrowings (repayments) under line of credit	5,001,000	6,999,000	(2,850,000)
Proceeds from long–term debt	19,898,000	18,054,000	19,001,000
Repayment of long–term debt	(5,567,000)	(7,697,000)	(10,452,000)
Net proceeds from issuance of common stock	1,867,000	266,000	147,000
Repurchase of common stock	(1,908,000)	—	—

Net cash provided by financing activities	19,291,000	17,622,000	5,846,000

Net increase (decrease) in cash and cash equivalents	(2,471,000)	1,147,000	(1,893,000)
Cash and cash equivalents at beginning of year	3,382,000	911,000	2,058,000

Cash and cash equivalents at end of year	$ 911,000	$ 2,058,000	$ 165,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$ 2,241,000	$ 3,466,000	$ 5,035,000

Cash paid during the year for income taxes	$ 2,685,000	$ 976,000	$ 1,521,000

Supplemental disclosure of noncash transaction—property and equipment asset purchases in accounts payable	$ 806,000	$ 2,451,000	$ 805,000

See accompanying notes to financial statements

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1.    The Company and a Summary of Significant Accounting Policies

The Company

          Garden Fresh Restaurant Corp. (the “Company”) is a Delaware Corporation which owns and operates 93 salad buffet restaurants in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah and Washington, under the names Souplantation and Sweet Tomatoes. The Company also operates two other restaurants under the names Slurp! The Soup Experience and Ladles, A Soup and Salad Takery.

Use of Estimates

          The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Inventories

          Inventories, consisting principally of food, beverages and restaurant supplies, are valued at the lower of cost (first–in, first–out) or market.

Property and Equipment

          Property, equipment, and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight–line method. Property, equipment, and leasehold improvements are depreciated over estimated useful lives of 3 years to 30 years or the remaining lease term, whichever is shorter.

          Maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Intangibles and Other Assets

          Intangible assets resulting from the 1983 acquisition of the two original Souplantation restaurants, comprised of leasehold interests and goodwill, are amortized using the straight–line method over 15 years.

          Debt issuance costs are capitalized and amortized into interest expense using the straight–line method over the term of the debt.

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

Impairment of Long–Lived Assets

          The Company periodically assesses the impairment of long–lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of goodwill, other purchased intangibles and property and equipment.

          During the third quarter of fiscal 2000, the Company closed one salad buffet restaurant and recorded an impairment charge of $68,000. In the fourth quarter of fiscal 2000, the Company determined that it would close a Ladles restaurant in the first quarter of fiscal 2001 due to poor operating performance. Accordingly, the Company recorded an impairment charge of $307,000 in the fourth quarter of fiscal 2000 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Net book value of assets determined to be impaired relating to the restaurant closures included $375,000 of equipment and leasehold improvements. In addition, the Company recorded an accrual of $98,000 representing the present value of the estimated net future lease payments associated with the Ladles location, which was recorded as other long term liabilities. The Company was successful in exiting the lease agreement during fiscal year 2001 and paid the lessor $49,000 to terminate the lease agreement. As of September 30, 2001, there was no remaining balance accrued relating to this liability. All charges described above have been included in the 2000 results of operations as facility exit costs.

          In September 2001, the Company made the decision that they would abandon the Ladles and Slurp! concepts due to poor operating performance. The Company plans to close these restaurants during the first half of fiscal 2002. This triggered an impairment evaluation by the Company of its long lived assets related to these restaurants in the fourth quarter of fiscal 2001. Based on the Company’s analyses of the results of operations and projected future cash flows associated with these restaurants, the Company determined that an impairment existed. Accordingly, the Company recorded an impairment charge of $1,368,000 in the fourth quarter of fiscal 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Net book value of assets determined to be impaired included $340,000 of equipment, $273,000 of furniture and fixtures, $353,000 of leasehold improvements, $299,000 of construction in process, and $103,000 of inventory and other assets. In addition, the Company recorded an accrual of $204,000 representing the present value of the estimated net future lease payments associated with these restaurants. Of this amount, $80,000 has been recorded as accrued liabilities and $124,000 has been recorded as other long term liabilities. There were no cash payments made to reduce the liabilities during fiscal year 2001. All charges described above have been included in the 2001 results of operations as facility exit costs.

Advertising

          Advertising costs are expensed as incurred. Advertising expenses were $2,641,000, $3,331,000 and $6,243,000 in fiscal 1999, 2000, and 2001, respectively, and are included in occupancy and other expenses.

Fair Value of Financial Instruments

          Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts payable, accrued liabilities and other liabilities, approximate their fair value. The carrying amounts for the bank line of credit and long–term debt approximate fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

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

Net Income per Common Share

          The Company has presented basic net income per common share and diluted net income per common share in conformity with the Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 128. Basic net income per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares outstanding during the period increased by the effect of dilutive stock options using the treasury stock method and common shares expected to be issued under the Company’s employee stock purchase plan.

          Potentially dilutive securities of approximately 293,000, 133,000 and 12,000 shares for fiscal 1999, 2000 and 2001, respectively, were used to calculate diluted earnings per common share. There are no reconciling items in calculating the numerator for basic and diluted net income per common share for the periods presented. For the years ended September 30, 1999, 2000 and 2001, respectively, shares related to stock options of 422,000, 791,000 and 1,146,000, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti–dilutive.

Stock–Based Compensation

          The Company measures compensation expense for its stock–based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net income per share as if the fair value method had been applied in measuring compensation expense.

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

Sale–Leasebacks

          During the year ended September 30, 2000, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for two separate restaurant sites. The Company received net proceeds of $4,485,000 for the two transactions and recorded deferred gains of $231,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

          During the fiscal year ended September 30, 2001, the Company completed five sale–leaseback transactions whereby the Company sold and leased back the land and building for five separate restaurant sites. The Company received net proceeds of $12,478,000 for the five transactions and recorded deferred gains of $614,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

Reclassifications

          Certain 1999 and 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 2.    Composition of Certain Financial Statement Captions

	September 30,
	2000	2001
Other current assets:
Prepaid taxes	$ 979,000	$1,920,000
Deferred income taxes	—	1,266,000
Prepaid insurance	63,000	420,000
Prepaid rent	52,000	103,000
Other	179,000	321,000

	$1,273,000	$4,030,000

	Depreciable Lives
Property and equipment, net:
Leasehold improvements	Shorter of 30 years or lease term	$ 34,830,000	$ 44,820,000
Furniture and fixtures	3–8 years	40,562,000	46,626,000
Equipment	3–8 years	30,934,000	36,149,000
Land	—	33,062,000	30,608,000
Buildings	30 years	29,091,000	28,032,000
Construction in process on new restaurants	—	11,985,000	11,084,000

		180,464,000	197,319,000
Less accumulated depreciation and amortization		(44,929,000)	(53,731,000)

		$135,535,000	$143,588,000

	September 30,
	2000	2001
Intangible and other assets:
Intangible assets, net of amortization of $758,000 and $766,000, respectively	$ 8,000	$ —
Cash surrender value of insurance policies	845,000	950,000
Deposits and other assets	1,086,000	978,000

	$1,939,000	$ 1,928,000

Accrued liabilities:
Accrued payroll	$3,346,000	$ 3,892,000
Accrued interest	354,000	383,000
Taxes payable	924,000	1,086,000
Accrued insurance	1,154,000	1,597,000
Current accrued rent	27,000	23,000
Current deferred gain on sale–leaseback properties	12,000	42,000
Other	2,111,000	3,193,000

	$7,928,000	$10,216,000

Other liabilities:
Accrued rent	$1,101,000	$ 1,149,000
Deferred compensation	957,000	1,101,000
Deferred gain on sale–leaseback properties, net of current portion	215,000	762,000
Other	98,000	224,000

	$2,371,000	$ 3,236,000

Note 3.    Long–Term Debt

          Obligations under long–term debt arrangements are comprised of:

	September 30,
	2000	2001
Notes payable to lending institutions, interest at 7.52%–10.72%, due in various monthly installments aggregating $928,000 (including interest) through 2006. Secured by property and equipment.	$19,929,000	$28,307,000
Notes payable to lending institutions, interest at 8.66%–10.537%, due in various monthly installments aggregating $362,000 (including interest) through 2006. Secured by land and property.	19,625,000	19,796,000
Revolving line of credit, interest at either prime rate or LIBOR plus 2%, due December 31, 2001. Secured by property and equipment.	12,000,000	9,150,000

	51,554,000	57,253,000
Less current portion	(20,942,000)	(19,446,000)

	$30,612,000	$37,807,000

          During the fiscal years ended September 30, 2000 and 2001, the Company had a revolving line of credit up to $12,000,000 collateralized by property and equipment. The outstanding principal balance on this line of credit bears interest at either the prime rate (6.0% at September 30, 2001) or LIBOR plus 2% with interest payable at the beginning of each month. At September 30, 2001, the outstanding balance was $9,150,000. None of the $9,150,000 balance was borrowed at LIBOR. All outstanding principal and interest amounts are due on December 31, 2001. The credit agreement contains various financial covenants and restrictions, including restrictions on the Company’s ability to pay dividends and to effect mergers or acquisitions without the bank’s approval. As of September 30, 2001, the Company was not in compliance with certain financial covenant provisions of the credit agreement. However the financial institution has waived the violations through September 30, 2001 and has negotiated a new credit agreement with the Company consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively. The new term loans are collateralized by equipment and other assets of the Company and require scheduled repayments of principal and interest at regular intervals throughout the terms of the agreement. This new agreement contains various financial covenants and restrictions.

          The Company capitalized $712,000, $772,000, and $499,000 of interest costs during 1999, 2000, and 2001 respectively, related to construction of new stores.

          Principal payments due on long–term debt during the five years subsequent to September 30, 2001 are as follows:

2002	$19,446,000
2003	10,010,000
2004	15,556,000
2005	7,754,000
2006	4,487,000

$57,253,000

Note 4.    Income Taxes

          The provision for income taxes is summarized as follows:

	Years ended September 30,
	1999	2000	2001
Current tax expense:
Federal	$2,791,000	$ —	$1,145,000
State	980,000	3,000	483,000

Total current	3,771,000	3,000	1,628,000
Deferred federal tax expense	768,000	3,185,000	109,000
Deferred state tax expense (benefit)	9,000	559,000	(190,000)

Total tax expense before cumulative effect of change in accounting principle	$4,548,000	$3,747,000	$1,547,000

          Income taxes are included in the statements of operations as follows:

	Years ended September 30,
	1999	2000	2001
Income tax expense on income before cumulative effect of change in accounting principle	$4,548,000	$3,747,000	$1,547,000
Cumulative effect of change in accounting principle	—	(800,000)	—

Total tax expense	$4,548,000	$2,947,000	$1,547,000

          A reconciliation of the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes to the provision for income taxes is as follows:

	Years ended September 30,
	1999	2000	2001
Amounts computed at 34% statutory federal rate	$3,894,000	$2,547,000	$1,329,000
State taxes and other	654,000	400,000	218,000

Provion for income taxes	$4,548,000	$2,947,000	$1,547,000

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000 and 2001 are as follows:

	September 30,
	2000	2001
Write off of start–up costs	$ 837,000	$1,230,000
Net present value of loss on lease obligation	40,000	81,000
Inventories, pursuant to the Tax Reform Act of 1986	27,000	28,000
Accrued rent	452,000	453,000
Accrued vacation expense for financial reporting purposes	243,000	245,000
Change in insurance asset net of deferred compensation	204,000	274,000
Federal deduction for current year state tax expense	95,000	78,000
Net operating loss carryforwards	120,000	—
Alternative minimum tax credit carryforwards	1,490,000	1,060,000
State tax benefit	140,000	—

Total gross deferred tax assets	3,648,000	3,449,000
Depreciation	(7,611,000)	(7,332,000)

Total gross deferred tax liabilities	(7,611,000)	(7,332,000)

Net deferred tax liabilities	$(3,963,000)	$(3,883,000)

          At September 30, 2001, the Company had available alternative minimum tax credit carryforwards of $1,060,000. The Internal Revenue Code imposes certain conditions and possible limitations on the future availability of tax credit carryforwards, including limitations arising from changes in the Company’s ownership.

          The realization of deferred tax assets may be dependent upon the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the deferred income tax assets will be realized and therefore has not recorded a valuation allowance.

Note 5.    Shareholders’ Equity

Preferred Stock

          On February 15, 2001, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.01 par value, of the Company. The distribution was paid on March 16, 2001 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Preferred Stock, at a price of $34.00. The Rights shall become exercisable once any person (with some limited exceptions) has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock.

          The Preferred Stock purchasable upon exercise of the Rights will be non-redeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such other series). Each share of Preferred Stock will have a preferential cumulative quarterly dividend in an amount equal to the greater of (a) $85.00 or (b) 100 times the dividend declared on each share of Common Stock. In the event of liquidation, the holders of Preferred Stock will receive a preferred liquidation payment equal to the greater of (a) $85.00 per share, plus accrued dividends to the date of distribution whether or not earned or declared, or (b) an amount per share equal to 100 times the aggregate payment to be distributed per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other securities, cash and/or other property, each share of Preferred Stock will be entitled to receive 100 times the amount and type of consideration received per share of Common Stock. The rights of the Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

          Prior to certain specified events, the Rights may be redeemed by the Board of Directors at a price of $0.001 per Right. There are 120,000 shares of Series A Preferred Stock reserved for issuance upon exercise of the Rights. No shares have been issued as of September 30, 2001.

Common Stock

          In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its common stock. As of September 30, 1999, the Company repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,908,000. All shares repurchased have been retired. The Company did not repurchase any shares during fiscal 2000 or 2001.

Stock Option Plans

          The Company has five stock option plans under which 1,782,500 options are authorized to be granted to employees, consultants and directors of the Company. Of this balance, 307,064 options are still available to be granted as of September 30, 2001. The plans provide for the grant of both incentive stock options and non–qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 1999, 2000 and 2001, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 6,640 shares annually thereafter.

          Activity for fiscal 1999, 2000 and 2001 with respect to these plans is as follows:

	Shares Underlying Options	Weighted–Average Exercise Price
Outstanding at September 30, 1998	746,019	$ 9.18
Granted	180,460	$13.99
Exercised	(204,317)	$ 8.36
Canceled	(7,556)	$12.77

Outstanding at September 30, 1999	714,606	$10.59
Granted	229,260	$13.80
Exercised	(8,861)	$ 9.28
Canceled	(10,964)	$13.11

Outstanding at September 30, 2000	924,041	$11.37
Granted	256,500	$ 7.88
Exercised	(1,400)	$ 4.70
Canceled	(20,666)	$10.70

Outstanding at September 30, 2001	1,158,475	$10.62

          Options to purchase an aggregate of 491,306, 624,661, and 792,716 shares were exercisable under the plans as of September 30, 1999, 2000, and 2001 respectively. The weighted average price of options exercisable under the plans as of September 30, 1999, 2000, and 2001 was $9.33, $10.30, and $10.88 per share, respectively. The weighted average exercise price of options granted under the plans during fiscal 1999, 2000, and 2001 was $13.99, $13.80, and $7.88 per share, respectively.

          The following is a summary of stock options outstanding as September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2001	Weighted–Average Remaining Contractual Life In Years	Weighted–Average Exercise Price	Number Exercisable at September 30, 2001	Weighted–Average Exercise Price
$ 6.50 — $ 9.13	668,662	5.92	$ 8.14	439,520	$ 8.27
$10.00 — $12.75	119,711	6.71	$12.21	97,788	$12.09
$13.00 — $20.63	370,102	7.47	$14.58	255,408	$14.90

$ 6.50 — $20.63	1,158,475	6.49	$10.62	792,716	$10.88

          The Company applies the intrinsic value method of accounting for its stock–based compensation. No compensation expense has been recognized for employee stock option grants, which were fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the employee stock purchase plan. Had compensation expense for the Company’s stock–based compensation awards and employee stock purchase plan shares issued during fiscal 1999, 2000 and 2001 been determined based on fair value at the grant dates, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Years ended September 30,
	1999	2000	2001
Net income:
As reported	$6,904,000	$4,543,000	$2,362,000
Pro forma	$6,261,000	$2,833,000	$1,197,000
Net income per common share:
Basic:
As reported	$ 1.24	$ 0.80	$ 0.42
Pro forma	$ 1.12	$ 0.50	$ 0.21
Diluted:
As reported	$ 1.18	$ 0.79	$ 0.42
Pro forma	$ 1.07	$ 0.49	$ 0.21

          Pro forma net income reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above. The fair value of each option grant is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted–average assumptions for grants in fiscal 1999, 2000 and 2001, respectively: dividend yield of 0.0% for each year, expected volatility of 77%, 91%, and 115.63%, risk–free interest of 4.72%, 5.96%, and 5.78% and expected lives of 6.7 years, 6.8 years, and 8.0 years. The fair value of the employees’ purchase rights pursuant to the employee stock purchase plan is estimated using the Black–Scholes model with the following assumptions for fiscal 1999, 2000 and 2001: dividend yield of 0% for each year, expected volatility of 77%, 91%, and 115.63%, risk–free interest rates of 4.44%, 5.57%, and 5.15% and expected lives of 6 months for each year.

Employee Stock Purchase Plan

          During 1996, the Company implemented an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the purchase date.

          Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 1999, 2000 and 2001, 12,871, 17,379, and 18,781 shares were issued under the plan, respectively. At September 30, 2001, 176,467 shares were reserved for future issuance.

Note 6. 401(K) Savings Plan

          The Company has a 401(k) Savings Plan (the “Plan”) which allows eligible employees to contribute from one percent to the maximum percentage as determined by the Plan administrator (seventeen percent for the plan years ended 1999, 2000 and 2001) of pre–tax compensation, with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in Company contributions over a four–year period of service. Included in general and administrative expenses for fiscal 1999, 2000 and 2001 are Company contributions of $80,000, $122,000, and $60,000 respectively.

Note 7.    Deferred Compensation Plan

          During 1998, the Company implemented a deferred compensation plan whereby a select group of management employees may elect to defer up to 100% of their compensation into the plan. The Company makes matching contributions of 50% up to $6,000 for management and 100% up to $12,000 for officers and up to $20,000 for senior officers. Matching contributions vest over a four–year period (25% per year of service). Deferrals and matching contributions accrue earnings based upon the investment return of a portfolio selected by the participant from among portfolio options specified in the plan. The Company’s liability related to this plan at September 30, 1999, 2000 and 2001 was $514,000 and $957,000, and $1,101,000, respectively. The plan also provides a death benefit to participants who die while employed by the Company. The death benefit is generally $100,000 but for executive officers is $500,000. The cash surrender value of such insurance at September 30, 1999, 2000 and 2001 was $438,000, $845,000, and $950,000, respectively. Benefits under the plan are generally payable at retirement or attainment of a specified age. All contributions and earnings held under the plan remain assets of the Company and are subject to the claims of general creditors of the Company. There are currently 21 participants in the plan. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code.

Note 8.    Commitments and Contingencies

          The Company leases certain of its restaurant facilities, including land under noncancelable operating lease agreements. The leases expire at various dates through 2021 and contain five to twenty–year renewal options. The leases provide that the Company pay the taxes, insurance and maintenance expenses related to the leasedfacilities, and the monthly rental payments are subject to periodic adjustments. Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the lease term. The majority of the leases also provide for percentage rentals on sales above a specified minimum. The Company also has noncancelable operating leases for trucks and certain other equipment that expire at various dates through 2007.

          The aggregate future minimum lease commitments due are as follows:

Year Ending September 30,	Amount
2002	$ 12,966,000
2003	12,942,000
2004	12,889,000
2005	11,891,000
2006	11,210,000
Thereafter	86,153,000

Total minimum lease payments	$148,051,000

          The Company incurred rental expense under all operating leases of $6,447,000, $8,099,000, and $11,096,000 in fiscal 1999, 2000 and 2001, respectively. Rental expense includes percentage rents of $347,000, $437,000, and $515,000 for fiscal 1999, 2000 and 2001, respectively.

          The Company is party to various legal actions relating to former employees. In the opinion of management, after reviewing the information, which is currently available with respect to these matters, and consulting with the Company’s counsel, any liability that may ultimately be incurred will not materially affect the liquidity, financial position or results of operations of the Company.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Da	te: December 27, 2001
GA	RDEN FRESH RESTAURANT CORP.

/s/ MICHAEL P. MACK
By:
Michael P. Mack
Chief Executive Officer President

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Report below on December 27, 2001.

Signature	Title

/s/ MICHAEL P. MACK Michael P. Mack	Chairman of the Board, Chief Executive Officer, President and Director

/s/ DAVID W. QUALLS David W. Qualls	Chief Financial Officer and Chief Accounting Officer

/s/ EDGAR F. BERNER Edgar F. Berner	Director

/s/ ROBERT A. GUNST Robert A. Gunst	Director

/s/ MICHAEL M. MINCHIN, JR. Michael M. Minchin, Jr.	Director

/s/ JOHN M. ROBBINS, JR. John M. Robbins, Jr.	Director

/s/ DAVID NIERENBERG David Nierenberg	Director

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.

3.2******	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001.

3.3**	Bylaws of Garden Fresh Restaurant Corp., as amended.

4.1******	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001.

10.1**	Form of Indemnity Agreement for executive officers and directors.

10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.

10.3**	The Company’s Key Employee Stock Option Plan, as amended.

10.4**	The Company’s 1995 Outside Director Stock Option Plan.

10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.

10.6***	Form of Executive Employment Agreement

10.7***	Wells Fargo Bank Revolving Line of Credit Note

10.8****	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)

10.9****	The Company’s Variable Deferred Compensation Plan for Executives

10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives

10.13**	Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991

10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998.

10.15	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001.

10.16	Wells Fargo Bank Credit Agreement, dated December 3, 2001

23.1	Consent of Independent Accountants—KPMG LLP

*	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
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

*****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.
******	Incorporated by reference from the Form 8-K filed on February 23, 2001.