Form 10-Q
period 2001-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2002-02-14
CIK 942133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

              For quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                       to                      .

Commission file number 0-25886

GARDEN FRESH RESTAURANT CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0028786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

17180 Bernardo Center Drive, San Diego, CA 92128
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (858) 675-1600

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares of Common Stock, $.01 par value, outstanding as of February 1, 2002 was 5,687,703. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.
FORM 10-Q

GARDEN FRESH RESTAURANT CORP.
BALANCE SHEETS
(Dollars in thousands)

	September 30, 2001	December 31, 2001
		(Unaudited)
ASSETS
Cash and cash equivalents	$165	$2,810
Inventories	8,185	9,578
Other current assets	4,030	4,988

Total current assets	12,380	17,376
Property and equipment, net	143,588	137,857
Intangible and other assets	1,928	2,191

Total Assets	$157,896	$157,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,862	$9,031
Revolving line of credit	9,150	—
Current portion of long-term debt	10,296	18,314
Accrued liabilities	10,216	10,106

Total current liabilities	37,524	37,451
Deferred income taxes	5,149	5,149
Long-term debt, net of current portion	37,807	37,730
Other liabilities	3,236	3,538
Shareholders’ equity:
Preferred stock, $.001 par value; 120,000 shares authorized at September 30, 2001 and December 31, 2001, respectively; 0 issued and outstanding at September 30, 2001 and December 31, 2001, respectively.	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2001 and December 31, 2001, respectively; 5,655,645 and 5,664,519 issued and outstanding at September 30, 2001 and December 31, 2001, respectively.	57	57
Additional paid-in capital	59,665	59,733
Retained earnings	14,458	13,766

Total shareholders’ equity	74,180	73,556

Total Liabilities and Shareholders’ Equity	$157,896	$157,424

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)
	Three Months Ended
	December 31, 2000	December 31, 2001
Net sales	$43,359	$47,879
Costs and expenses:
Costs of sales	10,959	12,304
Restaurant operating expenses:
Labor	14,339	16,016
Occupancy and other expenses	10,556	12,656
General and administrative expenses	3,234	3,163
Restaurant opening costs	586	205
Depreciation and amortization	2,888	3,365

Total costs and expenses	42,562	47,709

Operating income	797	170
Other income (expense):
Interest income	67	21
Interest expense	(1,151)	(1,196)
Other income (expense), net	1,229	(138)

Income (loss) before income tax benefit (expense)	942	(1,143)
Income tax benefit (expense)	(371)	451

Net income (loss)	$571	$(692)

Basic net income (loss) per common share:	$0.10	$(0.12)

Shares used in computing basic net income (loss) per common share	5,664	5,688

Diluted net income (loss) per common share:	$0.10	$(0.12)

Shares used in computing diluted net income (loss) per common share	5,683	5,688

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts) (Unaudited)
	Three months ended
	December 31, 2000	December 31, 2001
Cash flows from operating activities:
Net income (loss)	$571	$(692)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,888	3,365
Loss on disposal of property and equipment	61	134
Provision for deferred income taxes	370	—
Amortization of deferred gain on sale-leaseback of properties	(7)	(12)
Changes in operating assets and liabilities:
Increase in inventories	(390)	(1,393)
Increase in other assets	(1,450)	(958)
Increase in intangible and other assets	(42)	(271)
Increase (decrease) in accounts payable	(3,807)	1,151
Increase (decrease) in accrued liabilities	1,738	(117)
Increase (decrease) in other liabilities	(11)	190

Net cash provided by (used in) operating activities	(79)	1,397

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(7,346)	(556)
Existing restaurant additions	(673)	(1,172)
Decrease in construction costs included in accounts payable	(2,451)	(805)
Proceeds from sale-leaseback transactions	4,730	4,922

Net cash provided by (used in) investing activities	(5,740)	2,389

Cash flows from financing activities:
Repayments under line of credit	(3,000)	(450)
Proceeds from long-term debt	9,353	2,585
Repayment of short-term debt	—	(550)
Repayment of long-term debt	(2,460)	(2,794)
Net proceeds from issuance of common stock	83	68

Net cash provided by (used in) financing activities	3,976	(1,141)

Net increase (decrease) in cash and cash equivalents	(1,843)	2,645
Cash and cash equivalents at beginning of period	2,058	165

Cash and cash equivalents at end of period	$215	$2,810

Supplemental disclosure of noncash investing and financing transactions:
Property and equipment asset purchases in accounts payable	$1,583	$823
Replacement of line of credit with short-term debt	—	8,700

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the “Company”) without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Form 10-K.

2.	NET (LOSS) INCOME PER COMMON SHARE

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

For the three months ended December 31, 2000 and 2001, respectively, shares related to stock options of 947,000 and 1,049,000, respectively, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would be anti-dilutive.

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

5.	SALE LEASE-BACK TRANSACTIONS

During the quarter ended December 31, 2001, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for two separate restaurant sites. The Company received net proceeds of $4.9 million for the two transactions and recorded deferred gains of $131,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

6.	NEW CREDIT AGREEMENT

During the quarter ended December 31, 2001, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million to a new credit agreement with the bank consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively, and are collateralized by equipment and other assets of the Company. Additionally, the Company made payments of $0.5 million during the quarter to reduce the $2.7 million term loan to a balance of $2.2 million at December 31, 2001. The Company is required to repay the balance of $2.2 million during the second quarter of fiscal 2002. The Company is required to begin monthly repayments of $0.5 million each month commencing in the third quarter of fiscal 2002 totaling $3.0 million towards the $6.0 million note. The Company is required to repay the remaining unpaid balance of $3.0 million under this agreement during the first quarter of fiscal 2003.

GARDEN FRESH RESTAURANT CORP.
STATEMENT OF OPERATING DATA

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The statements contained in this Form 10–Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings, improvements at existing sites, and the development of the new corporate office, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, and (vii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales certain items included in the Company’s statement of operations for the periods indicated.
(Unaudited)

	Three Months Ended
	December 31, 2000	December 31, 2001
Net sales	100.0%	100.0%

Costs and expenses:
Costs of sales	25.3%	25.7%
Restaurant operating expenses:
Labor	33.1%	33.5%
Occupancy and other expenses	24.3%	26.4%
General and administrative expenses	7.4%	6.6%
Restaurant opening costs	1.4%	0.4%
Depreciation and amortization expenses	6.7%	7.0%

Total costs and expenses	98.2%	99.6%

Operating income:	1.8%	0.4%
Interest income	0.2%	—
Interest expense	(2.6%)	(2.5%)
Other income (expenses), net	2.8%	(0.3%)

Income (loss) before income tax benefit (expense)	2.2%	(2.4%)
Income tax benefit (expense)	(0.9%)	0.9%

Net income (loss)	1.3%	(1.5%)

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net Sales.    Net sales for the three months ended December 31, 2001 increased 10.4% to $47.9 million from $43.4 million for the comparable 2000 period. This increase was primarily due to the opening of eight salad buffet restaurants since the comparable 2000 period and the increase in comparable restaurant sales of 0.4%. The same store sales increase is due to increased guest counts of 0.7% offset by a 0.3% decrease in the average meal price since the comparable 2000 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the three months ended December 31, 2001 increased 11.8% to $12.3 million from $11.0 million for the comparable 2000 period. This increase was due to the addition of eight salad buffet restaurants opened since the comparable 2000 period. As a percentage of net sales, cost of sales increased 0.4 percentage points to 25.7% from 25.3% since the comparable 2000 period. This increase was primarily the result of unfavorable purchase price variances associated with higher than planned prices with our suppliers. See “Business Risks – Reliance on Key Suppliers and Distributors”.

Labor Expense.    Labor expense for the three months ended December 31, 2001 increased 11.9% to $16.0 million from $14.3 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage in California and the addition of eight salad buffet restaurants opened since the comparable 2000 period. As a percentage of net sales, the labor expense increased 0.4 percentage points to 33.5% from 33.1% in the comparable 2000 period due primarily to an increase in the employee hourly wage rates. See “Business Risks – Minimum Wage”.

Occupancy and Other Expenses.    Occupancy and other expenses for the three months ended December 31, 2001 increased 19.8% to $12.7 million from $10.6 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased 2.1 percentage points to 26.4% from 24.3% for the comparable 2000 period. This was due primarily to higher utility costs in California and higher natural gas costs in our other markets, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks – Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the three months ended December 31, 2001 and 2000 remained consistent at $3.2 million. As a percentage of net sales, general and administrative expenses decreased 0.8 percentage points to 6.6% from 7.4% for the comparable 2000 period. The decrease resulted from higher net sales which were attributable to the opening of eight new restaurants since the first quarter of fiscal 2001 and reduced spending in the general and administrative area in an effort to decrease costs.

Restaurant Opening Costs.    Restaurant opening costs for the three months ended December 31, 2001 decreased 66.7% to $0.2 million from $0.6 million for the comparable 2000 period. Restaurant opening costs as a percentage of net sales decreased 1.0 percentage points to 0.4% from 1.4% for the comparable 2000 period. These decreases are the result of fewer new restaurant openings during the quarter compared to the same quarter in fiscal 2001. One salad buffet restaurant was opened during the first quarter of fiscal 2002 compared to two new salad buffet restaurants opened and one existing salad buffet restaurant re-opened during first quarter of fiscal 2001.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses for the three months ended December 31, 2001 increased 17.2% to $3.4 million from $2.9 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased 0.3 percentage points to 7.0% from 6.7% for the comparable 2000 period. These increases were due to additional depreciation for the eight new salad buffet restaurants opened since the comparable 2000 period, partially offset by decreased depreciation expense associated with the sale-leaseback of five restaurant locations since the comparable 2000 period.

Interest Income.    Interest income for the three months ended December 31, 2001 decreased 68.7% to $21,000 from $67,000 for the comparable 2000 period as a result of lower interest rates.

Interest Expense.    Interest expense for the three months ended December 31, 2001 and 2000 remained consistent at $1.2 million. As a percentage of net sales, interest expense decreased 0.2 percentage points to 2.5% from 2.7% for the comparable 2000 period as a result of the higher net sales which were attributable to the opening of eight new restaurants since the first quarter of fiscal 2001.

Other Income (Expense), net.    Other income (expense), net for the three months ended December 31, 2001 was ($0.1 million) compared to $1.2 million for the comparable 2000 period. This decrease was primarily due to the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California received during the first quarter of fiscal 2000.

Income Tax Benefit (Expense).    Income tax benefit (expense) for the three months ended December 31, 2001 was $451,000 compared to ($371,000) for the comparable 2000 period. Income tax (benefit) for the quarter ended December 31, 2001 includes the income tax benefit at an effective rate of 39.5% on the Company’s loss from operations. Income tax expense for the prior year quarter ended December 30, 2000 includes income taxes at an effective rate of 39.4% on the Company’s taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been for both funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables, and receives trade credit based upon negotiated terms when purchasing food and supplies.

Capital expenditures totaled $2.5 million during the first three months of fiscal 2002 and $10.5 million for the comparable period in fiscal 2001. During the first quarter of fiscal 2002, the Company made capital expenditures of $1.3 million for the opening of one new salad buffet restaurant and the construction of future additional restaurants (including the decrease in construction costs included in accounts payable) and $1.2 million for capital improvements at existing sites. For the first quarter of fiscal 2001, the Company paid $9.8 million for the opening of two new salad buffet restaurants and the re-opening of one existing salad buffet restaurant (including the decrease in construction costs included in accounts payable) and paid $0.7 million for capital improvements existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

During the first quarter of fiscal 2002, the Company obtained $1.4 million from operating activities, obtained $2.6 million from long-term equipment and mortgage financing, and received proceeds from sale-lease back transactions of $4.9 million. For the first three months of fiscal 2002 the Company made repayments of $2.8 million towards its long-term debt obligations. In addition, during the first quarter of fiscal 2002, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million into a new short-term credit agreement with the bank consisting of two term loans in the amounts of $6.0 million and $2.7 million, due December 31, 2002 and March 31, 2002, respectively. The company repaid $0.5 million towards the $2.7 million note as specified by the new short-term credit agreement during the first quarter of fiscal 2002 and is required to repay the balance of $2.2 million during the second quarter of fiscal 2002. The Company is required to begin monthly repayments of $0.5 million each month commencing in the third quarter of fiscal 2002 totaling $3.0 million for the $6.0 million note. The Company is required to repay the remaining unpaid balance of $3.0 million during the first quarter of fiscal 2003.

The Company’s original capital budget for fiscal 2002 totaled $17.4 million for the completion of four new salad buffet restaurants ($9.8 million), capital improvements for existing facilities and the development of the new corporate office ($5.8 million) and the development of a stand-alone kitchen facility ($1.8 million). During the first quarter of fiscal 2002, the Company reduced the number of stores it plans to open from four to two, reducing the capital budget for new store openings by $4.0 million. For the remaining quarters of fiscal 2002 the Company has a residual budget for capital expenditures in the amounts of $4.5 million related to new store openings, $1.8 million for the development of the kitchen facility, and $4.6 million for capital improvements at existing sites and for the development of the new corporate office. See “Business Risks — Expansion Risks.”

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants, improvements of existing restaurants, or the development of the corporate office for fiscal year 2002 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all, to make improvements at existing restaurants, or to develop the new corporate office. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its long-term debt of $18.3 million, which includes the repayment of $5.2 million towards its short term credit agreement with the bank. See “Business Risks — Capital Requirements.”

As of December 31, 2001, the Company operated 94 salad buffet restaurants, and 1 Slurp! restaurant. The Company currently owns the land or land and buildings for 27 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2002 and 2003. During the first three months of fiscal 2002, the Company opened one leased site, one leased warehouse facility and completed sale-lease backs for two sites.

The restaurant opening costs incurred during the first quarter of fiscal 2002 for the opening of one new salad buffet restaurant, one warehouse facility and the construction of future additional restaurants during the three-month period ending December 31, 2001 was $0.2 million. For restaurant sites planned to open in fiscal 2002 and 2003 the Company has signed three leases, and purchased three sites. See “Business Risks — Expansion Risks.”

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

OTHER

The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits from their non-independent relationships with the Company.

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

Certain Operating Results and Considerations

In fiscal 2000 and 2001, the Company experienced an increase of 3.1% and 3.3%, respectively, in comparable restaurant sales. In the first three months of fiscal 2001 and 2002, the Company’s comparable restaurant sales increased 3.4% and 0.4% respectively. The Company’s restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks

The Company opened seventeen salad buffet restaurants in fiscal 2000, ten in fiscal 2001 (opening nine new salad buffet restaurants and re-opening one existing salad buffet restaurant), and has opened one restaurant to date in fiscal 2002, in an existing region in Southern California. The Company currently intends to open two additional restaurants in fiscal 2002. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception the Company has closed three non-performing salad buffet restaurants, one mini restaurant and one “Ladles, A Soup and Salad Takery” location due to poor operating performance. The first Ladles location was closed during the first quarter of fiscal 2001 and the second was closed during the first quarter of fiscal 2002. The Company plans to close its Slurp! restaurant during the second quarter of fiscal 2002 due to poor operating performance. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. Cash payments in the amount of $20,000 were made during the first quarter of fiscal 2002 to reduce the liabilities.

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational expenses for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a store opens. Owned restaurants generally require significantly more up-front capital than leased restaurants, as a result of which an increase in the percentage of owned restaurant openings as compared to historical practice would increase the overall capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Restaurant Industry and Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-priced, full-service casual dining restaurants, as well as traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of buffet and casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among buffet-style and casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors have been in existence longer than the Company, have more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Capital Requirements

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants, improvements of existing restaurants, or the development of the corporate office for fiscal year 2002 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all, to make improvements at existing restaurants, or to develop the new corporate office. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its long-term debt obligations of $18.3 million, which includes the $5.2 million due under the short term credit agreement with the bank.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates — See “Business Risks — Minimum Wage”), rent increases resulting from the rent escalation provisions in the Company’s leases, escalating insurance costs for general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks — Reliance on Key Suppliers and Distributors”.

Minimum Wage

The Company has experienced increases in the hourly wage rate due to increases in the federal minimum wage rate and in the California minimum wage rate. These increases have resulted in a decrease in the Company’s profitability. The Company expects to continue to be impacted by increasing wage costs in California where the minimum wage rate increased by $0.50 per hour on January 1, 2002. While there can be no assurance that the Company will be able to manage and absorb these increases in the future, the Company is exploring strategic ideas on how to better manage labor utilization in order to minimize the impact.

Planned Operating Expenditures

The Company has incurred planned marketing expenditures during the first quarter of fiscal 2002 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future. The Company continues to incur marketing expenditures related to the development of future promotional programs designed to enhance the Company’s stores’ position in the marketplace. In addition, the Company is expanding the scope of its local store marketing programs. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

Since the period ended December 31, 2000, the Company has converted five locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

The Company continues to experience increased energy costs related to the California energy crisis and to higher natural gas prices in its other markets. Further, the Company may continue to experience increased insurance costs and higher repair and maintenance expenditures in its existing stores. Such increases may affect store profitability. There can be no assurance that the increases in utilities and repair and maintenance will not continue to impact the Company’s ability to control costs in the future.

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

Because of the Company’s growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company’s formal accounting reports is in the process of being replaced with a commercial software package. The Company has selected a package and implementation began during the Company’s fiscal 2001 second quarter. The Company expects to complete the system conversion and begin live transaction processing during the second quarter of fiscal 2002. The Company intends to gain efficiencies in both its inventory tracking and financial reporting processes through use of the new system. However, there can be no assurance that the Company will be able to achieve a timely implementation of or become proficient with the new software such that it will have a positive financial impact on the results of operations.

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

Geographic Concentration: Restaurant Base

Thirty-seven of the Company’s 94 existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

Reliance on Key Suppliers and Distributors

The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has several local produce distributors and also distributes other grocery items through its own distribution system out of one warehouse on the West Coast and one on the East Coast. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s warehouses, restaurants and central kitchen facilities through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “Business Risks—Cost Sensitivity”.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in short-term interest rates as the Company’s short term credit agreement which consists of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively. As of December 31, 2001, the Company had $8.2 million in debt outstanding under the credit facilities. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $41,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at December 31, 2001.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Not Applicable

Item 2.     Changes in Securities

Not Applicable

Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.     Other Information

Not Applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 19 herewith.

(b)  Reports on Form 8-K:

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	GARDEN FRESH RESTAURANT CORP.
February 14, 2002	(Registrant)

/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer/President (Principal Executive Officer)

/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

EXHIBIT NO DESCRIPTION

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.
3.1******	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001.
3.2**	Bylaws of Garden Fresh Restaurant Corp., as amended.
4.1******	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001.
10.1**	Form of Indemnity Agreement for executive officers and directors.
10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.
10.3**	The Company’s Key Employee Stock Option Plan, as amended.
10.4**	The Company’s 1995 Outside Director Stock Option Plan.
10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.
10.6***	Form of Executive Employment Agreement
10.7***	Wells Fargo Bank Revolving Line of Credit Note
10.8****	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)
10.9****	The Company’s Variable Deferred Compensation Plan for Executives
10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives
10.13**	Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991
10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998.
10.15*******	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001.
10.16*******	Wells Fargo Bank Credit Agreement, dated December 3, 2001

*	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S–8 (No. 33–93568) filed June 16, 1995.
**
Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S–1 (No. 33–90404), as amended by Amendment No. 1 to Form S–1 filed on April 19, 1995, Amendment No. 2 for Form S–1 filed May 8, 1995, Amendment No. 3 to Form S–1 filed on May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, E xhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.

***	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10–Q filed with the SEC on February 13, 1998.
****
Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10–Q filed with the SEC on April 28, 1998, as amended by Amendment No. 1 to Form 10–Q filed on April 28, 1998, Amendment No. 2 for Form 10–K filed on August 13, 1999, and Amendment No. 3 or Form 10–Q filed on December 29, 1999.

*****	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S–1 (No. 33–51267) filed with the SEC on April 29, 1998.
******	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.
*******	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 27, 2001.