Form 10-Q
period 2002-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2002-05-15
CIK 942133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission file number 0-25886

GARDEN FRESH RESTAURANT CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0028786 (I.R.S. Employee Identification No.)

17180 Bernardo Center Drive, San Diego, CA 92128
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (858) 675-1600
(Former name, former address and former fiscal year, if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No  ☐

The number of shares of Common Stock, $.01 par value, outstanding as of April 26, 2002 was 5,690,955. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.

FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

	September 30, 2001	March 31, 2002
	(Dollars in thousands)
		(Unaudited)
ASSETS
Cash and cash equivalents	$165	$5,337
Inventories	8,185	8,891
Other current assets	4,030	4,402

Total current assets	12,380	18,630
Property and equipment, net	143,588	136,568
Intangible and other assets	1,928	2,288

Total assets	$157,896	$157,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,862	$4,773
Revolving line of credit	9,150	—
Current portion of long-term debt	10,296	17,416
Accrued liabilities	10,216	13,642

Total current liabilities	37,524	35,831
Deferred income taxes	5,149	5,149
Long-term debt, net of current portion	37,807	37,087
Other liabilities	3,236	3,466

Shareholders’ equity:
Preferred stock, $.001 par value; 120,000 shares authorized at September 30, 2001 and March 31, 2002, respectively; 0 issued and outstanding .	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2001 and March 31, 2002, respectively; 5,675,826 and 5,688,253 issued and outstanding at September 30, 2001 and March 31, 2002, respectively.	57	57
Additional paid-in capital	59,665	59,736
Retained earnings	14,458	16,160

Total shareholders’ equity	74,180	75,953

Total liabilities and shareholders’ equity	$157,896	$157,486

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six months ended March 31,
	2001	2002	2001	2002
	(In thousands, except per share amounts)
	(Unaudited)
Net sales	$51,322	$55,948	$94,681	$103,827
Costs and expenses:
Costs of sales	12,482	13,324	23,441	25,628
Restaurant operating expenses:
Labor	16,660	17,446	30,999	33,462
Occupancy and other expenses	11,747	13,036	22,303	25,692
General and administrative expenses	3,308	3,460	6,542	6,623
Restaurant opening costs	541	101	1,127	306
Depreciation and amortization	3,041	3,383	5,929	6,748

Total costs and expenses	47,779	50,750	90,341	98,459
Operating income	3,543	5,198	4,340	5,368
Other income (expense):
Interest income	43	12	110	33
Interest expense	(1,193)	(1,136)	(2,344)	(2,332)
Other income (expense), net	(60)	(118)	1,169	(256)

Income before provision for income taxes	2,333	3,956	3,275	2,813
Provision for income taxes	(925)	(1,562)	(1,296)	(1,111)

Net income	$1,408	$2,394	$1,979	$1,702

Basic net income per common share:	$0.25	$0.42	$0.35	$0.30

Shares used in computing basic net income per common share	5,665	5,688	5,665	5,688

Diluted net income per common share:	$0.25	$0.42	$0.35	$0.30

Shares used in computing diluted net income per common share	5,670	5,728	5,677	5,708

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

	Six months ended
	March 31, 2001	March 31, 2002
	(Dollars in thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,979	$1,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,929	6,748
Loss on disposal of property and equipment	132	257
Provision for deferred income taxes	621	—
Amortization of deferred gain on sale-leaseback of properties	(14)	(24)
Changes in operating assets and liabilities:
Inventories	(901)	(706)
Other assets	(1,492)	(372)
Intangible and other assets	(232)	(376)
Accounts payable	(1,217)	(2,406)
Accrued liabilities	3,247	3,419
Other liabilities	32	142

Net cash provided by operating activities	8,084	8,384

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(14,796)	(2,375)
Existing restaurant additions	(1,762)	(2,263)
Decrease in construction costs included in accounts payable	(2,451)	(805)
Proceeds from sale-leaseback transactions	7,322	4,910

Net cash used in investing activities	(11,687)	(533)

Cash flows from financing activities:
Repayments under line of credit	(4,000)	(450)
Proceeds from long-term debt	13,039	5,935
Repayment of short-term debt	—	(2,700)
Repayment of long-term debt	(5,524)	(5,535)
Net proceeds from issuance of common stock	88	71

Net cash provided by (used in) financing activities	3,603	(2,679)

Net increase in cash and cash equivalents	—	5,172
Cash and cash equivalents at beginning of period	2,058	165

Cash and cash equivalents at end of period	$2,058	$5,337

Supplemental disclosure of noncash investing and financing
transactions:
Property and equipment asset purchases in accounts payable	$1,440	$122
Replacement of line of credit with short-term debt	—	$8,700

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    Unaudited Financial Statements

The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the “Company”) without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2001 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

2.    Net Income Per Common Share

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

Potential issuances of common stock of 5,000 and 40,000 shares for the three month periods ended March 31, 2001 and 2002, respectively, and 12,000 and 20,000 shares for the six month periods ended March 31, 2001 and 2002, respectively, were used to calculate diluted earnings per share. There were no reconciling items in calculating the numerator for basic and diluted earnings per share for either of the periods presented. Shares related to stock options of 1,079,000 and 1,031,000 for the three month periods ended March 31, 2001 and 2002, respectively, and 823,000 and 1,031,000 shares for the six month periods ended March 31, 2001 and 2002, respectively, were excluded from the calculation of diluted net income per share, as the effect of their inclusion would be anti-dilutive.

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

5.    Sale Lease-Back Transactions

During the quarter ended December 31, 2001, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for two separate restaurant sites. The Company received net proceeds of $4.9 million for the two transactions and recorded deferred gains of $131,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases. There were no sale lease-back transactions during the quarter ended March 31, 2002.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

6.    New Credit Agreement

During the quarter ended December 31, 2001, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million to a new credit agreement with the bank consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively, and are collateralized by equipment and other assets of the Company. As of March 31, 2002, the Company repaid the entire remaining balance of the $2.7 million term loan. The Company is required to begin monthly repayments of $0.5 million each month commencing in the third quarter of fiscal 2002 totaling $3.0 million in fiscal 2002 for the $6.0 million note. The Company is required to repay the remaining unpaid balance of $3.0 million under this agreement during the first quarter of fiscal 2003.

GARDEN FRESH RESTAURANT CORP.

STATEMENT OF OPERATING DATA

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings, improvements at existing sites and the development of a new corporate office, (iv) timing for implementation of its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, (vii) ability to compete against other companies, and (viii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

Critical Accounting Policies

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, accruals for workers compensation insurance, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited consolidated financial statements:

•
The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset. In September 2001, the Company determined that it would close its Slurp! restaurant and its remaining Ladles restaurants due to poor operating performance. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. Cash payments in the amount of $29,000 were made during the first half of fiscal 2002 to reduce the liabilities. Should the Company incur unexpected additional expenses related to the exit of the leases related to these locations, additional accruals may be required.

•
The Company maintains an accrual for workers compensation and general liability insurance which is recorded in the accrued liabilities section of our balance sheets. We determine the adequacy of this accrual by periodically evaluating our historical experience and trends and industry experience and trends related to insurance claims and payments. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to this accrual would result in an increase or decrease to the Company’s employee benefits expense, respectively, which would affect the Company’s results of operations.

•
The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include professional liability, employee-related matters, and investigations by governmental agencies regarding our employment practices. The Company is not currently aware of any such pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims it will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

Quarterly Results

The following table sets forth the percentage of net sales certain items included in the Company’s statement of operations for the periods indicated.(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2001	March 31, 2002	March 31, 2001	March 31, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of sales	24.3%	23.8%	24.8%	24.7%
Restaurant operating expenses:
Labor	32.5%	31.2%	32.7%	32.2%
Occupancy and other expenses	22.9%	23.3%	23.5%	24.7%
General and administrative expenses	6.4%	6.2%	6.9%	6.4%
Restaurant opening costs	1.1%	0.2%	1.2%	0.3%
Depreciation and amortization	5.9%	6.0%	6.3%	6.5%

Total costs and expenses	93.1%	90.7%	95.4%	94.8%

Operating income	6.9%	9.3%	4.6%	5.2%
Interest income	0.0%	0.0%	0.1%	0.0%
Interest expense	(2.3%)	(2.0%)	(2.5%)	(2.2%)
Other income (expenses), net	(0.1%)	(0.2%)	1.2%	(0.3%)

Income before income taxes	4.5%	7.1%	3.4%	2.7%
Provision for income taxes	(1.8%)	(2.8%)	(1.4%)	(1.1%)

Net income	2.7%	4.3%	2.0%	1.6%

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales.    Net sales for the three months ended March 31, 2002 increased 9.0% to $55.9 million from $51.3 million for the comparable 2001 period. This increase was primarily due to the opening of seven salad buffet restaurants since the comparable 2001 period and the increase in comparable restaurant sales of 2.3%. The same store sales increase is due to increased guest counts of 0.3% combined with a 2.0% increase in average meal price since the comparable 2001 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the three months ended March 31, 2002 increased 6.4% to $13.3 million from $12.5 million for the comparable 2001 period. This increase was due to the addition of seven salad buffet restaurants opened since the comparable 2001 period. As a percentage of net sales, cost of sales decreased 0.5 percentage points to 23.8% from 24.3% since the comparable 2001 period. This increase was primarily the result efficiencies achieved through the utilization of the East Coast distribution center resulting in lower food costs. See “Business Risks—Reliance on Key Suppliers and Distributors”.

Labor Expense.    Labor expense for the three months ended March 31, 2002 increased 4.2% to $17.4 million from $16.7 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage in California and the addition of seven salad buffet restaurants opened since the comparable 2001 period. As a percentage of net sales, the labor expense decreased 1.3 percentage points to 31.2% from 32.5% since the comparable 2001 period as a result of programs put in place to better utilize crew labor hours and reduce the number of managers in each store. See “Business Risks—Minimum Wage”.

Occupancy and Other Expenses.    Occupancy and other expenses for the three months ended March 31, 2002 increased 11.1% to $13.0 million from $11.7 million for the comparable 2001 period. Occupancy and other expenses as a percentage of net sales increased 0.4 percentage points to 23.3% from 22.9% for the comparable 2001 period. This was due primarily to higher utility costs predominantly in California, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2002 increased 6.1% to $3.5 million from $3.3 million for the comparable 2001 period. As a percentage of net sales, general and administrative expenses decreased 0.2 percentage points to 6.2% from 6.4% for the comparable 2001 period. The decrease as a percentage of net sales resulted from higher net sales since the second quarter of fiscal 2001 and reduced spending in the general and administrative area in an effort to decrease costs.

Restaurant Opening Costs.    Restaurant opening costs for the three months ended March 31, 2002 decreased 80.0% to $0.1 million from $0.5 million for the comparable 2001 period. Restaurant opening costs as a percentage of net sales decreased 0.9 percentage points to 0.2% from 1.1% for the comparable 2001 period. These decreases are the result of fewer new restaurant openings during the quarter compared to the same quarter in fiscal 2001. One salad buffet restaurant was opened during the second quarter of fiscal 2002 compared to two new salad buffet restaurants and one kitchen facility opened during the second quarter of fiscal 2001.

Depreciation and Amortization.    Depreciation and amortization for the three months ended March 31, 2002 increased 13.3% to $3.4 million from $3.0 million for the comparable 2001 period. Depreciation and amortization as a percentage of net sales increased 0.1 percentage points to 6.0% from 5.9% for the comparable 2001 period. These increases were due to additional depreciation for the seven new salad buffet restaurants opened since the comparable 2001 period, partially offset by decreased depreciation expense associated with the sale-leaseback of four restaurant locations since the comparable 2001 period.

Interest Income.    Interest income for the three months ended March 31, 2002 decreased 72.1% to $12,000 from $43,000 for the comparable 2001 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense.    Interest expense for the three months ended March 31, 2002 and 2000 decreased 8.3% to $1.1 million from $1.2 million for the comparable 2001 period as a result of lower interest rates. As a percentage of net sales, interest expense decreased 0.3 percentage points to 2.0% from 2.3% for the comparable 2001 period as a result of the higher net sales which were attributable to increases in comparable store sales and the opening of seven new restaurants since the first quarter of fiscal 2001.

Other Income (Expense), net.    Other income (expense), net for the three months ended March 31, 2002 increased 97% to $118,000 from $60,000 for the comparable 2001 period as a result of increased write-offs of assets as equipment is replaced in aging restaurants.

Provision for Income Taxes.    Income tax expense for the three months ended March 31, 2002 was $1.6 million compared to $0.9 million for the comparable 2001 period. The Company’s effective tax rate was 39.5% and 39.6% for the three months ended March 31, 2002 and 2001, respectively.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Net Sales.    Net sales for the six months ended March 31, 2002 increased 9.6% to $103.8 million from $94.7 million for the comparable 2001 period. This increase was primarily due to the opening of seven salad buffet restaurants since the comparable 2001 period and the increase in comparable restaurant sales of 1.4%. The same store sales increase is due to an increase in average meal price of 0.9% combined with increased guest counts of 0.5% versus the comparable 2001 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the six months ended March 31, 2002 increased 9.4% to $25.6 million from $23.4 million for the comparable 2001 period. This increase was due to the addition of seven salad buffet restaurants since the comparable 2001 period. As a percentage of net sales, costs of sales decreased 0.1 percentage points to 24.7% from 24.8% since the comparable 2001 period as a result of efficiencies achieved through the utilization of the East Coast distribution center during the second quarter of fiscal 2002 offset by unfavorable purchase price variances associated with higher than planned prices with our suppliers during the first quarter of fiscal 2002. See “Business Risks – Reliance on Key Suppliers and Distributors”.

Labor Expense.    Labor expense for the six months ended March 31, 2002 increased 8.1% to $33.5 million from $31.0 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage in California and the addition of seven salad buffet restaurants opened since the comparable 2001 period. As a percentage of net sales, the labor expense decreased 0.5 percentage points to 32.2% from 32.7% in the comparable 2001 as a result of programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. See “Business Risks—Minimum Wage.”

Occupancy and Other Expenses.    Occupancy and other expenses for the six months ended March 31, 2002 increased 15.2% to $25.7 million from $22.3 million for the comparable 2001 period. Occupancy and other expenses as a percentage of net sales increased 1.2 percentage points to 24.7% from 23.5% for the comparable 2001 period. This was due primarily to higher utility costs predominantly in California, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the six months ended March 31, 2002 increased 1.5% to $6.6 million from $6.5 million for the comparable 2001 period. As a percentage of net sales, general and administrative expenses decreased 0.5 percentage points to 6.4% from 6.9% for the comparable 2001 period. The decrease as a percentage of net sales resulted from higher net sales since the second quarter of fiscal 2001 and reduced spending in the general and administrative area in an effort to decrease costs.

Restaurant Opening Costs.    Restaurant opening costs for the six months ended March 31, 2002 decreased 72.7% to $0.3 million from $1.1 million for the comparable 2001 period. Restaurant opening costs as a percentage of net sales decreased 0.9 percentage points to .3% from 1.2% for the comparable 2001 period. These decreases are the result of fewer new restaurant openings during the fiscal 2002 period compared to the same period in fiscal 2001. Two salad buffet restaurants were opened during the first half of fiscal 2002 compared to four new salad buffet restaurants and one kitchen facility opened and one existing salad buffet restaurant re-opened during the first half of fiscal 2001.

Depreciation and Amortization.    Depreciation and amortization for the six months ended March 31, 2002 increased 13.6% to $6.7 million from $5.9 million for the same period in fiscal 2001. Depreciation and amortization as a percentage of net sales increased 0.2 percentage points to 6.5%, from 6.3% for the comparable period in 2001. These increases were due to additional depreciation for the seven new salad buffet restaurants opened since the comparable 2001 period, partially offset by decreased depreciation expense associated with the sale-leaseback of four restaurant locations since the comparable 2001 period.

Interest Income.    Interest income for the six months ended March 31, 2002 decreased 70.0% to $33,000 from $110,000 for the comparable 2001 period as a result of lower interest rates combined with decreased investing activity available cash.

Interest Expense.    Interest expense for the six months ended March 31, 2002 and 2001 remained consistent at $2.3 million. Interest expense as a percentage of net sales decreased 0.3 percentage points to 2.2% from 2.5% for the same period in 2001 as a result of the higher net sales which were attributable to increases in comparable store sales and the opening of seven new restaurants since the first quarter of fiscal 2001.

Other Income (Expense), net.    Other income (expense), net for the six months ended March 31, 2002 was ($.3) million compared to $1.2 million for the comparable 2001 period. This decrease resulted primarily from the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California that was recorded during the first quarter of fiscal 2001.

Provision for Income Taxes.    Income tax expense for the six months ended March 31, 2002 was $1.1 million compared to $1.3 million for the comparable 2001 period. The Company’s effective tax rate was 39.5% and 39.6% for the six months ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company’s principal capital requirement has been for both funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flow from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables and receives trade credit based upon negotiated terms when purchasing food and supplies.

Capital expenditures totaled $5.4 million during the first six months of fiscal 2002 and $19.0 million for the comparable period in fiscal 2001. During the first six months of fiscal 2002, the Company made capital expenditures of $3.0 million for the opening of two new salad buffet restaurants and the construction of future additional restaurants and $0.1 million for a future stand-alone kitchen facility (including the decrease in construction costs included in accounts payable) and $2.3 million for capital improvements at existing sites. For the first six months of fiscal 2001, the Company paid $17.2 million for the opening of four new salad buffet restaurants and the re-opening of one existing salad buffet restaurant (including the decrease in construction costs included in accounts payable), and paid $1.8 million for capital improvement at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

During the first half of fiscal 2002, the Company obtained $8.4 million from operating activities, obtained $5.9 million from long-term equipment and mortgage financing, and received proceeds from sale-lease back transactions of $4.9 million. For the first six months of fiscal 2002, the Company made repayments of $5.5 million towards its long-term debt obligations. In addition, during the first six months of fiscal 2002, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million into a new short-term credit agreement with the bank consisting of two term loans in the amounts of $6.0 million and $2.7 million, due December 31, 2002 and March 31, 2002, respectively. As of March 31, 2002 the Company repaid the entire balance of the $2.7 million term loan. The Company is required to begin monthly repayments of $0.5 million each month commencing in the third quarter of fiscal 2002 totaling $3.0 million in fiscal 2002 for the $6.0 million note. The Company is required to repay the remaining unpaid balance of $3.0 million under this agreement by December 31, 2002.

The Company’s original capital budget for fiscal 2002 totaled $17.4 million for the completion of four new salad buffet restaurants and the development of the new corporate office ($9.8 million), capital improvements for existing facilities ($5.8 million) and the development of a stand-alone kitchen facility ($1.8 million). During the first six months of fiscal 2002, the Company reduced the number of stores it plans to open from four to two, reducing the capital budget for new store openings and the development of the new corporate office by $4.0 million to $5.8 million. For the remaining two quarters of fiscal 2002 the Company has a residual budget for capital expenditures in the amount of $2.8 million related to new store openings and the development of the new corporate office, $1.7 million for the development of the kitchen facility, and $3.5 million for capital improvements at existing sites . The Company currently does not have plans to open any additional restaurants in fiscal 2002. See “Business Risks—Expansion Risks.”

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants, improvements of existing restaurants, or the development of the corporate office for fiscal year 2002 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all, to make improvements at existing restaurants, or to develop the new corporate office. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its long-term debt of $17.4 million, which includes the $6.0 million note which is due under the short term credit agreement with the bank at the end of Q1, fiscal 2003. See “Business Risks—Capital Requirements.”

As of March 31, 2002, the Company operated 95 salad buffet restaurants. The Company currently owns the land or land and buildings for 27 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2002 and 2003. During the first six months of fiscal 2002, the Company opened one owned site, one leased site, one leased warehouse facility and completed sale-lease backs for two sites.

The restaurant opening costs incurred during the first half of fiscal 2002 for the opening of two new salad buffet restaurants, one warehouse facility and the construction of future additional restaurants during the six-month period ending March 31, 2002 was $0.3 million. For restaurant sites planned to open in fiscal 2002 and 2003 the Company has signed three leases, and purchased three sites. See “Business Risks – Expansion Risks.”

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

Certain Operating Results and Considerations

In fiscal 2000 and 2001, the Company experienced an increase of 3.1% and 3.3%, respectively, in comparable restaurant sales. In the first six months of fiscal 2001 and 2002, the Company’s comparable restaurant sales increased 4.3% and 1.4% respectively. The Company’s restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks

The Company opened seventeen salad buffet restaurants in fiscal 2000, ten in fiscal 2001 (opening nine new salad buffet restaurants and re-opening one existing salad buffet restaurant), and has opened two restaurants to date in fiscal 2002, both in an existing region in Southern California. The Company currently does not have plans to open any additional restaurants in fiscal 2002. For fiscal 2003 the Company plans to open three restaurants in existing regions. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception the Company has closed three non-performing salad buffet restaurants, one mini restaurant, two “Ladles, A Soup and Salad Takery” locations, and its “Slurp! The Soup Experience” location due to poor operating performance. The first Ladles location was closed during the first quarter of fiscal 2001 and the second was closed during the first quarter of fiscal 2002. The Slurp! restaurant was closed during the second quarter of fiscal 2002. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. Cash payments in the amount of $29,000 were made during the first half of fiscal 2002 to reduce the liabilities. Subsequent to March 31, 2002 the Company negotiated a sub-lease for the Slurp! location which will remain in effect until the Company is able to exit the lease according to the original terms. The new tenant will pay all rents and related charges under the lease as stated in the original lease agreement.

Given the number of restaurants in current operation and the Company’s projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

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

Capital Requirements

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants, improvements of existing restaurants, or the development of the corporate office for fiscal year 2002 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all, to make improvements at existing restaurants, or to develop the new corporate office. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its long-term debt of $17.4 million, which includes the $6.0 million note which is due under the short term credit agreement with the bank at the end of Q1, fiscal 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates – See “Business Risks—Minimum Wage”), rent increases resulting from the rent escalation provisions in the Company’s leases, escalating insurance costs for general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks – Reliance on Key Suppliers and Distributors”

Minimum Wage

The Company has experienced increases in its labor expenses due to increases in the federal minimum wage rate and in the California minimum wage rate. These increases have resulted in a decrease in the Company’s profitability. The

Company could be impacted by increasing wage costs in any of its markets where the minimum wage rate is increased. The Company is exploring strategic ideas on how to better manage labor utilization in order to minimize any potential impact from increasing wage costs. There can be no assurance that the Company will be able to manage and absorb these increases in wage costs in the future.

Planned Operating Expenditures

The Company has incurred planned marketing expenditures during the first half of fiscal 2002 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future. The Company continues to incur marketing expenditures related to the development of future promotional programs designed to enhance the Company’s position in the marketplace. In addition, the Company is expanding the scope of its local store marketing programs. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

Since the period ended March 31, 2001, the Company has converted four locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

The Company continues to experience increased energy costs related to increased utility expenses predominantly in California. Further, the Company may continue to experience increased insurance costs and higher repair and maintenance expenditures in its existing stores. Such increases may affect store profitability. There can be no assurance that the increases in utilities and repair and maintenance will not continue to impact the Company’s ability to control costs in the future.

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

Because of the Company’s growth and additional needs in the areas of distribution, construction and regional management reporting, the component of the system that provides the Company’s formal accounting reports is in the process of being replaced with a commercial software package. The Company began implementing the new software package during the second quarter of fiscal 2001 and expects to complete the system conversion and begin live transaction processing during the third quarter of fiscal 2002. The Company intends to gain efficiencies in both its inventory tracking and financial reporting processes through use of the new system. However, there can be no assurance that the Company will be able to achieve a timely implementation of or become proficient with the new software such that it will have a positive financial impact on the results of operations.

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

Geographic Concentration: Restaurant Base

Thirty-eight of the Company’s 95 existing salad buffet restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

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

Market risks relating to the Company’s operations result primarily from changes in short-term interest rates as the Company’s short term credit agreement which consists of a term loan in the amount of $6.0 million due December 31, 2002. The term loan bears interest at either the prime rate or LIBOR plus 2.0%. As of March 31, 2002, the Company had $6.0 million in debt outstanding under the term loan. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $30,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at March 31, 2002.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	Not Applicable

Item 2.	CHANGES IN SECURITIES	Not Applicable

Item 3.	DEFAULTS UPON SENIOR SECURITIES	Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2002, the Company held its Annual Meeting of Stockholders. At this meeting, Edgar F. Berner and John M. Robbins, Jr. were elected to the Board of Directors as Class B Directors. Votes for and against Mr. Berner were 4,730,873 and 478,738, respectively. Votes for and against Mr. Robbins were 4,734,546 and 475,064, respectively. There were no abstentions in the election for Class B Directors. Remaining directors of the Company not up for election at this meeting are Michael P. Mack, Michael M. Minchin, Jr., Robert A. Gunst, and David Nierenberg. A proposal to amend the Company’s 1998 Stock Option Plan was passed with 2,619,413 votes cast for the amendment, 1,275,546 votes cast against, with 27,678 abstentions. Also at this meeting, KPMG, LLP was ratified as the Company’s independent auditors.

Item 5.	OTHER INFORMATION	Not Applicable

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 23 herewith

Reports on Form 8-K:

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: May 14, 2002	GARDEN FRESH RESTAURANT CORP. (Registrant)

/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer/President (Principal Executive Officer)

/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.

3.1******	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001.

3.2**	Bylaws of Garden Fresh Restaurant Corp., as amended.

4.1******	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001.

10.1**	Form of Indemnity Agreement for executive officers and directors.

10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.

10.3**	The Company’s Key Employee Stock Option Plan, as amended.

10.4**	The Company’s 1995 Outside Director Stock Option Plan.

10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.

10.6***	Form of Executive Employment Agreement

10.7***	Wells Fargo Bank Revolving Line of Credit Note

10.8****	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)

10.9****	The Company’s Variable Deferred Compensation Plan for Executives

10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives

10.13**	Park Terrace Office Park lease between the Company and Park Terrace Partners dated November 1, 1991

10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and

Michael Mack dated April 28, 1998.

10.15*******	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001.

10.16*******	Wells Fargo Bank Credit Agreement, dated December 3, 2001

*	Incorporated by reference from Exhibit 3.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
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