Form 10-Q
period 2002-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2002-08-09
CIK 942133

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-25886

GARDEN FRESH RESTAURANT CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0028786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

15822 Bernardo Center Drive, Suite A, San Diego, CA 92127
                            (Address of principal executive offices)                        (Zip Code)

(858) 675-1600
(Registrant’s telephone number, including area code)

17180 Bernardo Center Drive, San Diego, CA 92128
                    (Address of former executive offices)                (Zip Code)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   ☒      No  ☐

The number of shares of Common Stock, $.01 par value, outstanding as of July 26, 2002 was 5,732,822. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.
FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2001	June 30, 2002
		(Unaudited)
ASSETS
Cash and cash equivalents	$165	$9,032
Inventories	8,185	9,013
Other current assets	4,030	3,277

Total current assets	12,380	21,322

Property and equipment, net	143,588	130,977
Intangible and other assets	1,928	2,210

TOTAL ASSETS	$157,896	$154,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$7,862	$4,048
Revolving line of credit	9,150	—
Current portion of long-term debt	10,296	14,660
Accrued liabilities	10,216	10,560

Total current liabilities	37,524	29,268
Deferred income taxes	5,149	7,547
Long-term debt, net of current portion	37,807	35,679
Other liabilities	3,236	3,459
Shareholders’ equity:
Preferred stock, $.001 par value; 120,000 shares authorized at September 30, 2001 and June 30, 2002, respectively; 0 issued and outstanding at September 30, 2001 and June 30, 2002, respectively	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2001 and June 30, 2002, respectively; 5,675,826 and 5,732,822 issued and outstanding at September 30, 2001 and June 30, 2002, respectively	57	57
Additional paid-in capital	59,665	60,096
Retained earnings	14,458	18,403

Total shareholders’ equity	74,180	78,556

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,896	$154,509

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2001	2002	2001	2002
Net sales	$52,103	$55,713	$146,784	$159,540
Costs and expenses:
Costs of sales	12,907	13,526	36,348	39,154
Restaurant operating expenses:
Labor	16,676	17,465	47,675	50,927
Occupancy and other expenses	12,332	13,115	34,635	38,807
General and administrative expenses	3,213	3,237	9,755	9,860
Restaurant opening costs	305	25	1,432	331
Depreciation and amortization	3,241	3,423	9,170	10,171

Total costs and expenses	48,674	50,791	139,015	149,250
Operating income	3,429	4,922	7,769	10,290
Other income (expense):
Interest income	37	22	147	55
Interest expense	(1,299)	(1,138)	(3,643)	(3,470)
Other income (expense), net	(103)	(19)	1,066	(275)

Income before provision for income taxes	2,064	3,787	5,339	6,600
Provision for income taxes	(805)	(1,544)	(2,101)	(2,655)

Net income	$1,259	$2,243	$3,238	$3,945

Basic net income per common share	$0.22	$0.39	$0.57	$0.69

Shares used in computing basic net income per common share	5,676	5,718	5,668	5,698

Diluted net income per common share	$0.22	$0.38	$0.57	$0.68

Shares used in computing diluted net income per common share	5,695	5,975	5,683	5,797

See notes to unaudited financial statements

GARDEN FRESH RESTAURANT CORP.
STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	June 30, 2001	June 30, 2002
Cash flows from operating activities:
Net income	$3,238	$3,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,170	10,171
Loss on disposal of property and equipment	243	353
Provision for deferred income taxes	1,886	2,398
Amortization of deferred gain on sale-leaseback of properties	(26)	(37)
Changes in operating assets and liabilities:
Inventories	(1,031)	(828)
Other current assets	(3,733)	753
Intangible and other assets	(304)	(305)
Accounts payable	498	(3,109)
Accrued liabilities	2,727	330
Other liabilities	99	1

Net cash provided by operating activities	12,767	13,672

Cash flows from investing activities:
Acquisitions of property and equipment:
New restaurant development	(20,826)	(2,780)
Existing restaurant additions and other capital improvements	(6,517)	(4,287)
Decrease in construction costs included in accounts payable	(1,458)	(805)
Proceeds from sale-leaseback transactions	9,985	9,550

Net cash provided by (used in) investing activities	(18,816)	1,678

Cash flows from financing activities:
Repayments under line of credit	(3,500)	(450)
Proceeds from long-term debt	17,441	7,719
Repayment of short-term loan	—	(5,700)
Repayment of long-term debt	(8,060)	(8,483)
Net proceeds from issuance of common stock	155	431

Net cash provided by (used in) financing activities	6,036	(6,483)

Net increase (decrease) in cash and cash equivalents	(13)	8,867
Cash and cash equivalents at beginning of period	2,058	165

Cash and cash equivalents at end of period	$2,045	$9,032

Supplemental disclosure of noncash investing and financing transactions:
Property and equipment asset purchases in accounts payable	$993	$100
Replacement of line of credit with short-term debt	—	$8,700

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	UNAUDITED FINANCIAL STATEMENTS

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

Potential issuances of common stock of 19,000 and 257,000 shares for the three month periods ended June 30, 2001 and 2002, respectively, and 15,000 and 99,000 shares for the nine month periods ended June 30, 2001 and 2002, respectively, were used to calculate diluted net income per common share. There were no reconciling items in calculating the numerator for basic and diluted net income per common share for either of the periods presented. Shares related to stock options of 1,074,000 and 354,000 for the three month periods ended June 30, 2001 and 2002, respectively, and 944,000 and 430,000 shares for the nine month periods ended June 30, 2001 and 2002, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

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

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

During the quarter ended June 30, 2002, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for two separate restaurant sites. The Company received net proceeds of $4.6 million for the two transactions and recorded deferred gains of $154,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

6. NEW	CREDIT AGREEMENT

During the quarter ended December 31, 2001, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million to a new credit agreement with the bank consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million which became due June 30, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively, and are collateralized by equipment and other assets of the Company. As of March 31, 2002, the Company repaid the entire remaining balance of the $2.7 million term loan. During the third quarter of fiscal 2002, the Company made repayments totaling $3.0 million towards the $6.0 million note. According to the terms of the agreement, the Company is required to repay the remaining unpaid balance of $3.0 million under this agreement during the first quarter of fiscal 2003.

GARDEN FRESH RESTAURANT CORP.

STATEMENT OF OPERATING DATA

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) increased efficiencies resulting from its new accounting software program, (v) need to obtain additional financing, (vi) future restaurant sales, (vii) ability to compete against other companies, and (viii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

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

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited financial statements:

•
The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset. In September 2001, the Company determined that it would close its Slurp! restaurant and its remaining Ladles restaurants due to poor operating performance. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. Cash payments in the amount of $77,000 were made during the first nine months of fiscal 2002 to reduce the liabilities. Should the Company incur unexpected additional expenses related to the exit of the leases related to these locations, additional accruals may be required.

•
The Company maintains an accrual for workers compensation and general liability insurance which is recorded in the accrued liabilities section of our balance sheets. We determine the adequacy of this accrual by evaluating periodically our historical experience and trends and industry experience and trends related to insurance claims and payments. If such information indicates that our accruals are overstated or understated, we will adjust the assumptions utilized in our methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to this accrual would result in an increase or decrease to the Company’s employee benefits expense, respectively, which would affect the Company’s results of operations.

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

	Three Months Ended		Nine Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of sales	24.8%	24.3%	24.8%	24.5%
Restaurant operating expenses:
Labor	32.0%	31.3%	32.5%	31.9%
Occupancy and other expenses	23.7%	23.5%	23.6%	24.3%
General and administrative expenses	6.2%	5.9%	6.6%	6.2%
Restaurant opening costs	0.6%	0.0%	1.0%	0.2%
Depreciation and amortization	6.2%	6.2%	6.2%	6.4%

Total costs and expenses	93.5%	91.2%	94.7%	93.5%

Operating income	6.5%	8.8%	5.3%	6.5%
Interest income	0.1%	0.0%	0.1%	0.0%
Interest expense	(2.5)%	(2.0)%	(2.5)%	(2.2)%
Other income (expenses), net	(0.2)%	(0.0)%	0.7%	(0.2)%

Income before income taxes	3.9%	6.8%	3.6%	4.1%
Provision for income taxes	(1.5)%	(2.8)%	(1.4)%	(1.7)%

Net income	2.4%	4.0%	2.2%	2.4%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales.    Net sales for the three months ended June 30, 2002 increased 6.9% to $55.7 million from $52.1 million for the comparable 2001 period. This increase was primarily due to the opening of four restaurants since the comparable 2001 period and the increase in comparable restaurant sales of 2.9%. The same store sales increase is due to increased same store guest counts of 0.3% combined with a 2.6% increase in same store average meal price since the comparable 2001 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the three months ended June 30, 2002 increased 4.7% to $13.5 million from $12.9 million for the comparable 2001 period. This increase was due to the addition of four restaurants opened since the comparable 2001 period. As a percentage of net sales, cost of sales decreased 0.5 percentage points to 24.3% from 24.8% since the comparable 2001 period. The decrease as a percentage of net sales is the result of higher net sales and efficiencies achieved through the utilization of the East Coast distribution center resulting in lower food costs. See “Business Risks—Reliance on Key Suppliers and Distributors”.

Labor Expense.    Labor expense for the three months ended June 30, 2002 increased 4.8% to $17.5 million from $16.7 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage in California and the addition of four restaurants opened since the comparable 2001 period. As a percentage of net sales, the labor expense decreased 0.7 percentage points to 31.3% from 32.0% since the comparable 2001 period as a result of higher net sales since the third quarter of fiscal 2001 and to programs put in place to better utilize crew labor hours and reduce the number of managers in each store. See “Business Risks—Minimum Wage”.

Occupancy and Other Expenses.    Occupancy and other expenses for the three months ended June 30, 2002 increased 6.5% to $13.1 million from $12.3 million for the comparable 2001 period. This increase is due primarily to the opening of four new restaurants since the third quarter of fiscal 2001. Occupancy and other expenses as a percentage of net sales decreased 0.2 percentage points to 23.5% from 23.7% for the comparable 2001 period. The decrease as a percentage of net sales is the result of higher net sales since the third quarter of fiscal 2001 and to reduced spending as a result of programs put in place to better manage other operating expenditures, but was partially offset by higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. The Company anticipates occupancy and other expenses will continue to increase as it continues to experience escalating insurance costs. Further, the Company anticipates that it will experience higher repair and maintenance expense related to its aging restaurant base. Such expenses will be partially offset by decreased depreciation expense related to the older assets reaching the end of their useful lives. Should the Company undertake additional sale-leasebacks of existing sites it would incur increases in base rent related to new leases at those sites. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses remained consistent at $3.2 million for the three month periods ending June 30, 2002 and 2001. As a percentage of net sales, general and administrative expenses decreased 0.3 percentage points to 5.9% from 6.2% for the comparable 2001 period. The decrease as a percentage of net sales is the result of higher net sales which were attributable to increases in same store sales and as a result of programs put in place to better manage general and administrative expenditures.

Restaurant Opening Costs.    Restaurant opening costs for the three months ended June 30, 2002 decreased 91.8% to $25,000 from $305,000 for the comparable 2001 period. Restaurant opening costs as a percentage of net sales were less than 0.1% for the quarter ended June 30, 2002 compared to 0.6% for the comparable 2001 period. The decrease is consistent with the Company’s reduction in restaurant opening activity for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 (no new restaurants were opened during the 2002 period compared to the opening of three new restaurants during the 2001 period).

Depreciation and Amortization.    Depreciation and amortization for the three months ended June 30, 2002 increased 6.3% to $3.4 million from $3.2 million for the comparable 2001 period. Depreciation and amortization as a percentage of net sales remained consistent at 6.2% for the three-month periods ended June 30, 2002 and 2001. The increase in expense is the result of the opening of four new restaurants since the third quarter of fiscal 2001 and to depreciation expense related to the new accounting software package, partially offset by decreased depreciation expense associated with the sale-leaseback of five restaurant locations since the comparable 2001 period.

Interest Income.    Interest income for the three months ended June 30, 2002 decreased 40.5% to $22,000 from $37,000 for the comparable 2001 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense.    Interest expense for the three months ended June 30, 2002 and 2001 decreased 15.4% to $1.1 million from $1.3 million for the comparable 2001 period as a result of lower interest rates and to the reduction in debt balances since the same period in the prior fiscal year.

Other Income (Expense), net.    Other income (expense), net for the three months ended June 30, 2002 decreased 81.6% to ($19,000) from ($103,000) for the comparable 2001 period as a result of fewer write-offs of aging equipment during the three months ended June 30, 2002 compared to the same period in fiscal 2001.

Provision for Income Taxes.    Income tax expense for the three months ended June 30, 2002 increased 87.5% to $1.5 million compared to $0.8 million for the comparable 2001 period. This increase is primarily due to increased taxable earnings during the 2002 period combined with an increase in the Company’s effective income tax rate during the same period. The Company’s effective tax rate for the three months ended June 30, 2002 increased 1.8 percentage points to 40.8% from 39.0% for the quarter ended June 30, 2001 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2001

Net Sales.    Net sales for the nine months ended June 30, 2002 increased 8.7% to $159.5 million from $146.8 million for the comparable 2001 period. This increase was primarily due to the opening of four restaurants since the comparable 2001 period and the increase in comparable restaurant sales of 2.0%. The same store sales increase is due to an increase in same store average meal price of 1.5% combined with increased same store guest counts of 0.5% versus the comparable 2001 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the nine months ended June 30, 2002 increased 8.0% to $39.2 million from $36.3 million for the comparable 2001 period. This increase was due to the addition of four restaurants since the comparable 2001 period. As a percentage of net sales, costs of sales decreased 0.3 percentage points to 24.5% from 24.8% since the comparable 2001 period as a result of higher net sales and efficiencies achieved through the utilization of the East Coast distribution center during the second quarter of fiscal 2002, partially offset by unfavorable purchase price variances associated with higher than planned prices with our former supplier during the first quarter of fiscal 2002. See “Business Risks—Reliance on Key Suppliers and Distributors”.

Labor Expense.    Labor expense for the nine months ended June 30, 2002 increased 6.7% to $50.9 million from $47.7 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage in California and the addition of four restaurants opened since the comparable 2001 period. As a percentage of net sales, labor expense decreased 0.6 percentage points to 31.9% from 32.5% in the comparable 2001 as a result of higher net sales and to programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. See “Business Risks—Minimum Wage.”

Occupancy and Other Expenses.    Occupancy and other expenses for the nine months ended June 30, 2002 increased 12.1% to $38.8 million from $34.6 million for the comparable 2001 period. This increase is due primarily to increased costs associated with the opening of four new restaurants since the third quarter of fiscal 2001. Occupancy and other expenses as a percentage of net sales increased 0.7 percentage points to 24.3% from 23.6% for the comparable 2001 period. This was due primarily to higher utility costs predominantly in California, higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. The Company anticipates occupancy and other expenses will continue to increase as it continues to experience escalating insurance costs. Further, the Company anticipates that it will experience higher repair and maintenance expense related to its aging restaurant base. Such expenses will be offset by decreased depreciation expense related to the older assets reaching the end of their useful lives. Should the Company undertake additional sale-leasebacks of existing sites it would incur increases in base rent related to new leases at those sites. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the nine months ended June 30, 2002 increased 1.0% to $9.9 million from $9.8 million for the comparable 2001 period. As a percentage of net sales, general and administrative expenses decreased 0.4 percentage points to 6.2% from 6.6% for the comparable 2001 period. The decrease as a percentage of net sales resulted from higher net sales which were attributable to increases in comparable store sales and reduced spending as a result of programs put in place to better manage general and administrative expenditures.

Restaurant Opening Costs.    Restaurant opening costs for the nine months ended June 30, 2002 decreased 78.6% to $0.3 million from $1.4 million for the comparable 2001 period. Restaurant opening costs as a percentage of net sales decreased 0.8 percentage points to 0.2% from 1.0% for the comparable 2001 period. These decreases are the result of fewer new restaurant openings during the fiscal 2002 period compared to the same period in fiscal 2001. Two restaurants were opened during the first nine months of fiscal 2002 compared to seven new restaurants and one kitchen facility opened and one existing restaurant re-opened during the first nine months of fiscal 2001.

Depreciation and Amortization.    Depreciation and amortization for the nine months ended June 30, 2002 increased 10.9% to $10.2 million from $9.2 million for the same period in fiscal 2001. Depreciation and amortization as a percentage of net sales increased 0.2 percentage points to 6.4% from 6.2% for the comparable period in 2001. These increases were due to additional depreciation for the four new restaurants opened since the comparable 2001 period, partially offset by decreased depreciation expense associated with the sale-leaseback of five restaurant locations since the comparable 2001 period.

Interest Income.    Interest income for the nine months ended June 30, 2002 decreased 62.6% to $55,000 from $147,000 for the comparable 2001 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense.    Interest expense for the nine months ended June 30, 2002 decreased 2.8% to $3.5 million from $3.6 for the comparable 2001 period as a result of lower interest rates and to the reduction in debt balances since the same period in the prior fiscal year.

Other Income (Expense), net.    Other income (expense), net for the nine months ended June 30, 2002 was ($0.3 million) compared to $1.1 million for the comparable 2001 period. This decrease resulted primarily from the insurance settlement related to the loss of assets in a fire at a restaurant in San Diego, California that was recorded during the first quarter of fiscal 2001.

Provision for Income Taxes.    Income tax expense for the nine months ended June 30, 2002 was $2.7 million compared to $2.1 million for the comparable 2001 period. This increase is primarily due to increased taxable earnings during the 2002 period combined with an increase in the Company’s effective income tax rate during the same period. The Company’s effective tax rate for the nine months ended June 30, 2002 increased 0.8 percentage points to 40.2% from 39.4% for the comparable period in fiscal 2001 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been for both funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables and receives trade credit based upon negotiated terms when purchasing food and supplies.

Capital expenditures totaled $7.9 million during the first nine months of fiscal 2002 and $28.8 million for the comparable period in fiscal 2001. During the first nine months of fiscal 2002, the Company made capital expenditures of $3.2 million for the opening of two new restaurants and the construction of future additional restaurants and $0.4 million for a future stand-alone kitchen facility (including the decrease in construction costs included in accounts payable) and $4.3 million for capital improvements at existing sites. For the first nine months of fiscal 2001, the Company paid $22.3 million for the opening of seven new restaurants and the re-opening of one existing restaurant (including the decrease in construction costs included in accounts payable), and paid $6.5 million for capital improvements at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

During the first nine months of fiscal 2002, the Company obtained $13.7 million in cash flows from operating activities, obtained $7.7 million from long-term equipment and mortgage financing, and received proceeds from sale-lease back transactions of $9.6 million. For the first nine months of fiscal 2002, the Company made repayments of $8.5 million towards its long-term debt obligations. In addition, during the first quarter of fiscal 2002, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million into a new short-term credit agreement with the bank consisting of two term loans in the amounts of $6.0 million and $2.7 million, due December 31, 2002 and June 30 2002, respectively. As of June 30, 2002 the Company repaid the entire balance of the $2.7 million term loan and repaid $3.0 million towards the $6.0 million note. The Company is required to repay the remaining unpaid balance of $3.0 million by December 31, 2002.

The Company’s original capital budget for fiscal 2002 totaled $17.4 million for the completion of four new restaurants and the development of the new corporate office ($9.8 million), capital improvements for existing facilities ($5.8 million) and the development of a stand-alone kitchen facility ($1.8 million). During the first nine months of fiscal 2002, the Company reduced the number of stores it plans to open from four to two, reducing the capital budget for new store openings and the development of the new corporate office by $4.0 million to $5.8 million. For the one remaining quarter of fiscal 2002 the Company has a residual budget for capital expenditures in the amount of $2.6 million related to new store openings and the development of the new corporate office, $1.4 million for the development of the kitchen facility, and $1.5 million for capital improvements at existing sites. The development of the new corporate office was in process as of June 30, 2002 and was completed during July 2002. The Company currently does not have plans to open any additional restaurants in fiscal 2002. See “Business Risks—Expansion Risks.”

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its debt of $14.7 million, which includes the $3.0 million note balance which is due under the short term credit agreement with the bank at the end of Q1, fiscal 2003. See “Business Risks—Capital Requirements.”

As of June 30, 2002, the Company operated 95 restaurants. The Company currently owns the land or land and buildings for 27 restaurants, including the land for certain sites the Company expects to open during the balance of fiscal 2002 and 2003. During the first nine months of fiscal 2002, the Company opened one owned site, one leased site, one leased warehouse facility and completed sale-lease backs for four sites.

The restaurant opening costs incurred during the first nine months of fiscal 2002 for the opening of two new restaurants, one warehouse facility and the construction of future additional restaurants during the nine month period ending June 30, 2002 was $0.3 million. For restaurant sites planned to open in fiscal 2002 and 2003 the Company has signed three leases, and purchased three sites. See “Business Risks—Expansion Risks.”

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and Statement No. 142 (SFAS  No. 142), “Goodwill and Other Intangible Assets”. SFAS No. 141 supersedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises” and eliminates pooling-of-interests accounting prospectively. SFAS No. 141 was adopted on July 1, 2001. SFAS  No. 142 supersedes APB Opinion No. 17, “Intangible Assets” and changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The provisions of SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. The adoption of SFAS No. 141 did not have an impact on the Company’s financial position or results of operations. The Company will adopt SFAS No. 142 on October 1, 2003. At this time, the Company does not anticipate that the adoption of SFAS No. 142 will have a material effect on the Company’s financial statements.

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

In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company does not anticipate that the adoption of SFAS No. 145 will have a material effect on the Company’s financial statements.

BUSINESS RISKS

The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

In fiscal 2000 and 2001, the Company experienced an increase of 3.1% and 3.3%, respectively, in comparable restaurant sales. In the first nine months of fiscal 2001 and 2002, the Company’s comparable restaurant sales increased 4.0% and 2.0% respectively. The Company’s restaurants have not historically experienced significant increases in guest volume following their initial opening period (15 months) due to the fact that most sites open immediately at average or greater than average guest volume. As a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in comparable restaurant sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales would be modest.

Expansion Risks

The Company opened seventeen restaurants in fiscal 2000, ten in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant), and has opened two restaurants to date in fiscal 2002, both in an existing region in Southern California. The Company currently does not have plans to open any additional restaurants in fiscal 2002. For fiscal 2003 the Company plans to open three restaurants in existing regions. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception the Company has closed three non-performing restaurants, one mini restaurant, two “Ladles, A Soup and Salad Takery” locations, and its “Slurp! The Soup Experience” location due to poor operating performance. The first Ladles location was closed during the first quarter of fiscal 2001 and the second was closed during the first quarter of fiscal 2002. The Slurp! restaurant was closed during the second quarter of fiscal 2002. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. Cash payments in the amount of $77,000 were made during the first nine months of fiscal 2002 to reduce the liabilities. Subsequent to June 30, 2002 the Company negotiated a sub-lease for the Slurp! location which will remain in effect until the Company is able to exit the lease according to the original terms. The new tenant will pay all rents and related charges under the lease as stated in the original lease agreement.

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

Capital Requirements

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay the current portion of its debt of $14.7 million, which includes the remaining $3.0 million note balance which is due under the short term credit agreement with the bank at the end of Q1, fiscal 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates—See “Business Risks—Minimum Wage”), rent increases resulting from the rent escalation provisions in the Company’s leases, escalating insurance costs for general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks—Reliance on Key Suppliers and Distributors”.

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

Planned Operating Expenditures

The Company has incurred planned marketing expenditures during the first three quarters of fiscal 2002 in order to implement strategic marketing programs designed to benefit the Company in subsequent quarters. Expenditures related to these programs include advertising production costs, media expenses, and research. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future. The Company continues to incur marketing expenditures related to the development of future promotional programs designed to enhance the Company’s position in the marketplace. In addition, the Company is expanding the scope of its local store marketing programs. There can be no assurance these programs will be successful and will benefit the Company by increasing guest counts and revenues in the future.

Since the period ended June 30, 2001, the Company has converted five locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

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

Computer Information System

The core component of the Company’s cost management program is the Company’s computer information system. The Company has developed a proprietary management information system that is fully integrated throughout the Company, including in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by corporate and restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant’s staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Weekly computer-generated profit and loss statements and monthly accounting department-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

The Company began implementing a new software package for the production of formal accounting reports during the second quarter of fiscal 2001 and completed the system conversion and began live transaction processing during the third quarter of fiscal 2002. The Company intends to gain efficiencies in both its inventory tracking and financial reporting processes through use of the new system. However, there can be no assurance that the Company will be able to become proficient with the new software such that it will have a positive financial impact on the results of operations.

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

Geographic Concentration: Restaurant Base

Thirty-eight of the Company’s 95 existing restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

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

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in short-term interest rates as the Company’s short term credit agreement which consists of a term loan in the amount of $6.0 million due December 31, 2002. The term loan bears interest at either the prime rate or LIBOR plus 2.0%. As of June 30, 2002, the Company had $3.0 million in debt outstanding under the term loan. Based on a hypothetical 50 basis point adverse change in prime rates, net interest expense would increase by approximately $15,000 on an annual basis, and likewise would decrease earnings and cash flows. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at June 30, 2002.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 23 herewith.

Reports on Form 8-K:

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARDEN FRESH RESTAURANT CORP. (Registrant)

Dated: August 9, 2002	/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer/President (Principal Executive Officer)

/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.

3.1******	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001.

3.2**	Bylaws of Garden Fresh Restaurant Corp., as amended.

4.1******	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001.

10.1**	Form of Indemnity Agreement for executive officers and directors.

10.2**	The Company’s Restaurant Management Stock Option Plan, as amended.

10.3**	The Company’s Key Employee Stock Option Plan, as amended.

10.4**	The Company’s 1995 Outside Director Stock Option Plan.

10.5**	The Company’s 1995 Key Employee Stock Option Plan, as amended.

10.6***	Form of Executive Employment Agreement

10.6A	Employees Subject to Employment Agreements

10.7***	Wells Fargo Bank Revolving Line of Credit Note

10.8****	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000)

10.9****	The Company’s Variable Deferred Compensation Plan for Executives

10.9A****	Amendment to the Company’s Variable Deferred Compensation Plan for Executives

10.14*****	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998.

10.15*******	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001.

10.16*******	Wells Fargo Bank Credit Agreement, dated December 3, 2001

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

*	Incorporated by reference from Exhibit 3.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
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