Form 10-K
period 2002-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2002-12-18
CIK 942133

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

0-25886
(Commission file number)

GARDEN FRESH RESTAURANT CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0028786
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15822 Bernardo Center Drive Ste. A San Diego, CA	92127
(Address of principal executive offices)	(Zip Code)

(858) 675-1600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). Yes  ☒   No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of March 31, 2002 was $16,877,937.*

*Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding as of March 31, 2002. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of December 13, 2002 was 5,762,532.

Portions of the definitive Proxy Statement per Registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Form 10-K.

GARDEN FRESH RESTAURANT CORP.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    BUSINESS

The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding (i) plans to operate and expand within its applicable segment of the restaurant industry, (ii) beliefs regarding operating margins and price structures, (iii) standards of customer service, (iv) the efficiency and sophistication of the Company’s proprietary management information system, (v) strategies to increase guest frequency rates, (vi) benefits from changes to the food distribution process, (vii) the benefits of utilizing distribution centers and central kitchens, (viii) plans to open new restaurants, (ix) the expenses and performance of the restaurants, (x) plans to increase operational efficiency and improve labor utilization, (xi) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (xii) the need to obtain additional financing, (xiii) future restaurant sales, (xiv) the ability to compete against other companies, and (xv) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by escalating costs of goods and services.

General

Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 95 salad buffet style restaurants in California, Florida, Arizona, Colorado, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah, and Washington under the names Souplantation and Sweet Tomatoes. The Company’s restaurants feature soups, salads, freshly baked goods and desserts. Due to its focus on fresh food, the Company’s concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it is well-positioned to further penetrate this segment and that the opportunity for expansion within this segment currently is attractive relative to expansion opportunities for many other restaurant segments.

The Company’s menu is designed to focus on freshly made, great tasting food. The experience begins with the salad bar and is completed with other interesting and exciting food offerings at the hot pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $6.49 to $7.99 at lunch and from $7.89 to $9.29 at dinner. Discounts are provided to children under 12 and senior citizens, along with various other discount coupon programs.

Business Strategy

The Company’s fundamental strategy is to provide a casual restaurant dining experience that incorporates the variety and choice inherent in a buffet style restaurant with the food quality and service expected in casual chains. The Company believes that this strategy will create restaurant operating margins not normally found in the buffet/family dining segment. The key elements of the Company’s strategy are as follows:

Commitment to High Quality Fresh Food.    The Company seeks to provide fresh wholesome food beginning with salads, which are featured on two approximately 55 foot-long bars that include a wide range of salad offerings featuring three freshly tossed salads as well as a large assortment of fresh cut produce, dressings and toppings and several signature prepared salads. Various other offerings include made from scratch soups, a hot pasta bar, a bakery which serves a variety of hot muffins, focaccias and other breads and a dessert bar centered around a frozen yogurt station with toppings complemented by fresh fruits and puddings.

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

Cost Management.    The ability of the Company to maintain high quality products is combined with the Company’s ability to manage costs rigorously. This is achievable only through the use of the Company’s fully integrated, proprietary computer management information system. The system allows a manager to review his/her entire cost structure in increments of cents per guest or minutes per employee if need be. At the same time, management can review virtually any data in any store as quickly as the store itself. This allows for rapid problem detection and resolution thereby minimizing potential cost problems. The Company believes that the system’s sophistication combined with the ability of management to effectively use it are valuable strengths.

Unit Economics

The following table contains selected restaurant operating statistics for the 93 restaurants that were open for the entire 12 month period ended September 30, 2002.

Average Unit Guest Counts	293,000
Average Unit Sales	$2,265,000
Average Unit Operating Income	$295,000
Percentage of Net Sales	13.0%
Average Unit Cash Flow	$439,000
Percentage of Net Sales	19.4%

The following table illustrates the approximate average capital investment for a salad buffet restaurant based on the 93 stores that were open for the entire period ended September 30, 2002.

Land*	$1,249,000
Building*	$1,007,000
Furniture & Equipment	$868,000

Total	$3,124,000

*
For restaurants that are leased the capital was derived by using a cap rate of 10% for land leases and 12% for buildings. Previously owned properties that were converted to sales lease backs during fiscal 2002 are included as if the properties were leased for the entire fiscal year.

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

Restaurant Operations

Restaurant Level Operation.

A.
Food Preparation and Quality Control.    The Company is committed to using fresh produce and high quality groceries in its menu offerings. The kitchen and central kitchen staff prepare food items from scratch daily (see Food Management System—Central Kitchens). Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins, pizza focaccias, and prepared pastas are made on-site in small batches throughout the day in order to maintain a high level of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and central kitchen in an effort to achieve consistently high quality. The Company’s food development effort focuses on the creation of new recipes within existing food product categories.

B.
Customer Service.    One of the Company’s fundamental strategies is to develop a strong core of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet style restaurant. The Company seeks to attract and retain friendly, guest-oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions and assist guests in serving themselves. The Company devotes substantial attention and resources to maintaining cleanliness and fresh presentation of the salad and other food bars in order to enhance the visual appeal of the menu offerings. Each restaurant receives independent evaluations of product quality, cleanliness and service from secret shoppers approximately twice a month. The results of these independent evaluations are taken into consideration in determining each restaurant manager’s monthly bonus.

C.
Guest Feedback.    The Company actively solicits guest input through the use of comment cards, the internet, and other survey instruments. The Company and management attempt to respond in writing or verbally to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in-house market research through exit interviews and guest focus groups in order to be responsive to changes in guest tastes and expectations.

D.
Restaurant Management.    General managers are responsible for managing their respective restaurants and reporting to the director of operations. Directors of operations are responsible for six to ten restaurants. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, one production manager, one service manager and several other key employees. The Company recruits most of its management team (production manager & service manager) from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company’s general managers, however, have been promoted from internal management positions. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. Before assuming management responsibility, each restaurant management employee completes the Company’s basic management skills program in a training restaurant. The Company also certifies restaurant management employees for participation in ongoing management training programs that focus on leadership, team building, technical skills, harassment prevention and awareness, performance reviews, interviewing and other management skills. The Company grants monthly bonuses to restaurant managers based on restaurant financial performance and quality, service and cleanliness scores.

Information Management System (IMS).    The Company is committed to controlling costs without sacrificing either quality of food or service. To accomplish this, the Company has developed a proprietary integrated management information system. The specific components of the IMS are:

A.
The Restaurant Computer Information System.    The core component of the Company’s cost management information system is the computer system in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant’s staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Computer-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

B.
The Corporate Accounting and Information System.    In May 2002, the Company completed its conversion to new accounting software which replaced not only the previous software, but also incorporates the Company’s distribution and purchasing functions into an integrated system. The corporate system directly interfaces with the Company restaurant system, which creates a seamless flow of information throughout the Company.

Food Management System (FMS).    In fiscal 2002 the entire food distribution plan from purchasing to preparation was combined by the Company in order to place increased emphasis on food quality and costs as well as provide a higher focus on safety and sanitation. Additionally, the Company believes that by removing the food distribution process from operations management that it can provide a higher degree of attention to total guest experience within the restaurant. The following components comprise the Food Management System (FMS):

A.
Food Purchasing.    Most food items are contracted on a centralized basis in an effort to achieve uniform quality, adequate supplies and competitive prices. The Company’s food purchasing programs are designed to assist the Company in minimizing food costs through vendor discounts based upon volume purchases. In order to minimize price fluctuations, to the extent practical, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. Produce is delivered to the individual restaurants and central kitchen restaurants approximately three to five times a week from either regional distribution or through the Company’s internal distribution centers. At each restaurant, the production manager is responsible for ensuring that all deliveries meet the Company’s guidelines regarding freshness and quality.

B.
Distribution Centers.    The Company’s food and supplies costs rely heavily upon the results of operation and efficiency of the Company’s delivery and distribution centers, which began operations on April 1, 2000 on the West Coast and on November 1, 2001 on the East Coast. The decision by the Company to operate an internal distribution system was initially based on the expiration of the previous West Coast distribution vendor’s contract on March 31, 2000, coupled with the potential control and long-term cost savings over other distribution alternatives in this area of the business. Potential increases in costs for utilities and fuel along with increased hourly wage rates and increased insurance costs for property and employees could adversely affect the distribution center’s ability to provide or deliver food or supplies at favorable costs in the future.

C.
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

There can be no assurance that the Company, through its operating strategies, management information system or food management system, will experience higher net sales, cost reduction savings or increases in net income in the future.

Marketing and Promotion

The Company’s marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. The Company believes strong execution of the concept at the restaurant level is the platform for external media and promotional efforts.

A significant portion of the Company’s external marketing effort consists of attracting new guests through the use of freestanding inserts (“FSIs”). FSIs contain descriptive information regarding the restaurants, as well as in most cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a “Business-to-Business” program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period.

In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. In fiscal 2002, the Company used radio advertising in its San Diego, Phoenix, and Southeast Florida markets.

In addition, the restaurants often co-sponsor fund-raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of the restaurant. The program typically includes special promotions, site signs and sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees are invited.

In fiscal 2002, marketing and promotion expenses of $5,135,000 constituted approximately 2.4% of net sales.

There can be no assurance that the marketing and promotion strategies discussed herein will result in higher net sales in the future.

Expansion Strategy

In fiscal 2002, the Company opened two new restaurants in California and a distribution center on the East Coast. The Company intends to expand in fiscal 2003 within existing markets and it anticipates opening two to three new restaurants and one stand-alone central kitchen facility. Of these sites, three have signed leases and one has purchased land. The Company has purchased one additional site for future expansion. Expansion within the

Company’s existing regions will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region. The Company expects unit growth to accelerate after 2003 beyond three units.

The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control. The Company cannot guarantee that it will be able to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced management and personnel, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in any particular region of operation or future expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception the Company has closed three non-performing salad buffet restaurants, one small quick service restaurant, two Ladles restaurants and its one Slurp! restaurant. Given the number of restaurants in current operation and the Company’s projected expansion rate there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

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

Restaurant Facilities

Design.    Each Souplantation/Sweet Tomatoes restaurant generally has a similar appearance. The Company currently uses a standardized design in constructing restaurants, with modifications for each particular site. The design and layout of the restaurants are intended to emphasize the fresh, great tasting salads and other complementary menu offerings and promote a casual, comfortable and inviting atmosphere. The centerpiece of the restaurants are the two approximately 55-foot long salad bars located near the entrance of the restaurants. An aisle between the two salad bars allows employees easy access for replenishment of fresh food items, preparation of specialty tossed salads and ongoing clean-up without disturbing guests. The remainder of the menu offerings are presented in a scatter bar format designed to accommodate a high volume of traffic while providing guests with unlimited and convenient access to the food items. The dining area seats approximately 220 guests. The Company’s existing restaurants average approximately 7,400 square feet (including the dining area, kitchen and food preparation and storage areas).

Location.    The following is a list of the Company’s current salad buffet restaurants, central kitchens, and distribution centers and their location by state as of September 30, 2002:

State	Type	Number
Arizona	Restaurants	8
	Central Kitchens	2

California	Restaurants	38
	Central Kitchens	3
	Distribution Centers	1

Colorado	Restaurants	4
	Central Kitchens	1

Florida	Restaurants	18
	Central Kitchens	4

Georgia	Restaurants	4
	Central Kitchens	1
	Distribution Centers	1

Illinois	Restaurants	3
	Central Kitchens*	1

Kansas	Restaurants	1

Missouri	Restaurants	3
	Central Kitchens	1

New Mexico	Restaurants	2
	Central Kitchens	1

Nevada	Restaurants	2
	Central Kitchens	1

North Carolina	Restaurants	2
	Central Kitchens	1

Oregon	Restaurants	3

Texas	Restaurants	4
	Central Kitchens	1

Utah	Restaurants	2
	Central Kitchens	1

Washington	Restaurants	1
	Central Kitchens	1

	Total Restaurants	95
	Total Central Kitchens	19
	Total Distribution Centers	2

*	Denotes central kitchen which is a separate facility. All other kitchen facilities are located within a restaurant facility.

Property

The Company currently leases 73 and owns 22 open restaurant sites of which 76 are freestanding and 19 are located inline within large buildings. The majority of the Company’s leases provides for minimum annual rentals and contains percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provides for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in July 2012. The West Coast distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005, while the East Coast distribution center occupies an approximately 32,000 square foot facility under a lease expiring in June 2008.

Restaurant Industry and Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full-service casual dining restaurants at dinner and fast casual restaurants at lunch. Additionally, the Company competes with traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants at both meal periods. The Company competes with national and regional chains, as well as individually owned restaurants. The number of casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. Many of the Company’s competitors have been in existence longer than the Company and have both a more established market presence and substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

The Company is currently in the process of developing a demographic based site selection model to measure the accuracy of sales forecasting for projected units.

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

The Company may experience delays in opening new restaurants or may not be able to open new restaurants as a result of a variety of factors including the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks—Expansion Risks.”

There can be no assurance that the Company will continue to be successful in selecting or acquiring suitable restaurant sites or that it will be successful in developing a site selection model that will favorably assist the site selection process.

Government Regulation

The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000, 2001, and 2002. There is no assurance that the Company will be able to continue to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given that many of the Company’s restaurants are located in California and Arizona, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks—Cost Sensitivity.”

Insurance

The Company carries property, liability, business interruption, crime, employee benefits, earthquake, directors and officer’s liability and workers’ compensation insurance policies. However, there can be no assurance that the Company’s insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates, if at all. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

Trade Names and Service Marks

The Company and its predecessor have used the trademarks and service marks Souplantation since 1978 and Sweet Tomatoes since 1990. The Souplantation trademark is used in the Southern California market, while the Sweet Tomatoes trademark is used in the Northern California, Florida, Arizona, New Mexico, Utah, Colorado, North Carolina, Nevada, Georgia, Texas, Washington, Oregon, Kansas, Missouri and Illinois markets. The Company registered both Souplantation and Sweet Tomatoes trademarks, as well as the Garden Fresh Restaurant Corp. trademark, with the United States Patent and Trademark Office. The Company has also used the trademark and service marks “Ladles, A Soup and Salad Takery” and “Slurp! The Soup Experience” in the California market.

Employees

As of September 30, 2002, the Company had approximately 5,400 employees including 4,900 hourly restaurant employees (of whom 4,000 were part-time employees), 335 full-time restaurant management employees, 30 full-time distribution employees and 94 full-time corporate management and staff employees and 5 part-time corporate employees. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Other

The Company provides a link to this and previous Company filings on forms 10-K, 10-Q, S-8 and other SEC filings through its website, accessible at www.gardenfreshcorp.com, www.souplantation.com or www.sweettomatoes.com.

Item 2.    Properties

The Company currently leases 73 and owns 22 open restaurant sites of which 76 are freestanding and 19 are located inline within large buildings. The majority of the Company’s leases provides for minimum annual rentals and contains percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provides for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in July 2012. The West Coast distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005, while the East Coast distribution center occupies an approximately 32,000 square foot facility under a lease expiring in June 2008. For additional information regarding the Company’s properties, please see the information set forth in Item 1 of this Report under the caption “Restaurant Facilities”.

Item 3.    Legal Proceedings

The Company is from time to time the subject of complaints, threat letters or litigation from guests alleging illness, injuries or other food quality, health or operational concerns. Adverse publicity resulting from such allegations may materially adversely affect the Company and its restaurants, regardless of whether such allegations are valid or whether the Company is liable. The Company also is the subject of complaints or allegations from former or prospective employees from time to time. The Company believes that the lawsuits, claims and other legal matters to which it has become subject in the course of its business are not material to the Company’s financial position or results of operations. Nevertheless, an existing or future lawsuit or claim could result in an adverse decision against the Company that could adversely affect the Company or its business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business Risks—Legal Matters”.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters

Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via NASDAQ National Market. As of September 30, 2002, 5,732,822 shares were owned by 335 shareholders of record. The following is a summary of market activity for the fiscal years 2001 and 2002.

2001	High	Low
First Quarter	$11.00	$6.19
Second Quarter	7.94	5.88
Third Quarter	10.00	6.00
Fourth Quarter	7.50	5.89

2002	High	Low
First Quarter	$7.00	$5.90
Second Quarter	9.89	6.81
Third Quarter	14.41	9.50
Fourth Quarter	13.10	9.46

Garden Fresh Restaurant Corp. completed its initial public offering (IPO) on May 16, 1995 at a price of $9.00 per share.

To date, the Company has not paid any cash dividends. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

For the year ended September 30, 2002, the Company had the following compensation plans under which it has authorized the issuance of equity securities:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,398,391	$10.25	518,765
Equity compensation plans not approved by security holders	—	—	—

Total	1,398,391	$10.25	518,765

The Company has five stock option plans under which 2,282,500 options are authorized to be granted to employees, consultants and directors of the Company. Of this balance, 518,765 options are still available to be granted as of September 30, 2002. The plans provide for the grant of both incentive stock options and non-qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 2000, 2001 and 2002, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 7,500 shares annually thereafter.

Item 6.    Selected Financial Data

	Years ended September 30,
	1998	1999	2000	2001	2002
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$110,049	$131,944	$165,406	$198,463	$214,296

Costs and expenses:
Costs of sales	28,605	33,840	41,632	49,447	52,333
Restaurant operating expenses:
Labor	32,526	39,995	52,349	64,420	68,130
Occupancy and other expenses	24,290	27,312	35,140	47,210	52,092
General and administrative expenses	6,781	8,214	10,280	13,538	13,488
Restaurant opening costs	—	—	2,750	1,952	303
Depreciation and amortization expenses	7,267	9,441	9,719	12,503	13,727
Facility exit costs	—	—	473	1,572	(83)

Total costs and expenses	99,469	118,802	152,343	190,642	199,990

Operating income	10,580	13,142	13,063	7,821	14,306
Interest income	227	111	148	160	85
Interest expense	(1,958)	(1,618)	(3,623)	(4,876)	(4,537)
Other income (expense), net	(111)	(183)	(65)	804	(394)

Income before income taxes and cumulative effect of accounting change	8,738	11,452	9,523	3,909	9,460
Provision for income taxes	(3,420)	(4,548)	(3,747)	(1,547)	(3,875)

Income before cumulative effect of accounting change	5,318	6,904	5,776	2,362	5,585
Cumulative effect of accounting change for start-up costs, net of income tax benefit of $800 in 2000	—	—	(1,233)	—	—

Net income	$5,318	$6,904	$4,543	$2,362	$5,585

Basic net income per common share:
Income before cumulative effect of accounting change	$1.12	$1.24	$1.02	$0.42	$0.98
Cumulative effect of change in accounting for start-up costs	—	—	(0.22)	—	—

Basic net income per common share	$1.12	$1.24	$0.80	$0.42	$0.98

Shares used in computing basic net income per common share	4,734	5,574	5,647	5,670	5,707

Diluted net income per common share:
Income before cumulative effect of accounting change	$1.04	$1.18	$1.00	$0.42	$0.96
Cumulative effect of change in accounting for start-up costs	—	—	(0.21)	—	—

Diluted net income per common share	$1.04	$1.18	$0.79	$0.42	$0.96

Shares used in computing diluted net income per common share	5,089	5,867	5,780	5,682	5,838

Selected Operating Data:
Percentage change in comparable restaurant sales(1)	7.5%	3.7%	3.1%	3.3%	2.1%
Average price per guest(2)	$6.94	$7.01	$7.22	$7.51	$7.72
Average sales for salad buffet restaurants open for full period (in thousands)	$2,098	$2,156	$2,206	$2,237	$2,265
Number of salad buffet restaurants open for full period	49	57	66	83	93
Number of salad buffet restaurants open at end of period	57	67	83	93	95

	As of September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital (deficit)	$(7,071)	$(11,300)	$(29,075)	$(25,144)	$(9,646)
Total assets	84,932	114,618	147,188	157,896	153,006
Long-term debt, including current portion	14,866	29,197	39,554	48,103	43,605
Revolving line of credit	—	5,001	12,000	9,150	—
Shareholders’ equity	59,247	66,849	71,671	74,180	80,233

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

	Years ended September 30,
	2000	2001	2002
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Costs of sales	25.2	24.9	24.4
Restaurant operating expenses:
Labor	31.6	32.5	31.8
Occupancy and other expenses	21.2	23.7	24.3
General and administrative expenses	6.2	6.8	6.3
Restaurant opening costs	1.7	1.0	0.1
Depreciation and amortization expenses	5.9	6.3	6.4
Facility exit costs	0.3	0.8	—

Total costs and expenses	92.1	96.0	93.3

Operating income	7.9	4.0	6.7
Interest income	0.1	0.1	—
Interest expense	(2.2)	(2.5)	(2.1)
Other income (expense), net	—	0.4	(0.2)

Income before provision for income taxes and cumulative effect of accounting change	5.8	2.0	4.4
Provision for income taxes	(2.3)	(0.8)	(1.8)
Income before cumulative effect of accounting change	3.5	1.2	2.6
Cumulative effect of change in accounting principle	(0.7)	—	—

Net income	2.7%	1.2%	2.6%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, accruals for workers compensation insurance, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements:

•
The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset. In September 2001, the Company determined that it would close its Slurp! restaurant and its remaining Ladles restaurant due to poor operating performance. The Company recorded an accrual of $204,000 at September 30, 2001, representing the present value of the estimated net future lease payments associated with the planned closures of these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities. The Company closed the Ladles location during the first quarter of fiscal 2002 and was successful in terminating the lease agreement for that location during the third quarter of fiscal 2002. The Company closed the Slurp! location during the second quarter of fiscal 2002 and negotiated a sublease of that location through the end of its lease term during the fourth quarter of fiscal 2002. The sublease income is expected to offset all future lease obligations associated with this location. The Company has no future liability related to either location as of September 30, 2002. During fiscal 2002, the Company made cash payments to reduce the liabilities for future rent payments of $121,000 and reversed the accrual for the remaining balance of $83,000 during the fourth quarter of fiscal year 2002. All charges and credits described above have been included in the 2002 results of operations as facility exit costs. Should the Company incur unexpected additional expenses related to the exit of the leases for these locations, additional charges to facility exit costs would be required and would affect the Company’s results of operations.

•
The Company maintains an accrual for workers compensation and general liability insurance which is recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of this accrual by periodically evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in their methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to this accrual would result in an increase or decrease to the Company’s employee benefits expense, respectively, which would affect the Company’s results of operations.

•
The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. The Company is not currently aware of any such pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims it will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

The Company has grown from 2 restaurants in 1984 to 95 restaurants as of September 30, 2002. Of the 95 restaurants, 31 are located in Southern California using the name Souplantation and the remaining are located in Northern California (7), Florida (18), Arizona (8), New Mexico (2), Utah (2), Nevada (2), Washington (1), Georgia (4), Texas (4), North Carolina (2), Oregon (3), Colorado (4), Missouri (3) Kansas (1) and Illinois (3) using the name Sweet Tomatoes. The Company’s existing restaurants average approximately 7,400 square feet, however, newer restaurants are based on the Company’s latest 7,240 sq. ft prototype. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

Net sales reflect discounts and coupons. Costs of sales consists primarily of food and beverage costs. Food costs can vary significantly depending upon pricing and availability of produce and grocery items. The Company attempts to minimize cost fluctuations for some of its foods by entering into two month to one year fixed price supply contracts, the majority of which have no minimum purchase requirements. Restaurant operating expenses include all restaurant-level operating costs, the significant components of which are direct and indirect labor expenses (including benefits), advertising expenses, occupancy costs and maintenance and utility expenses. Occupancy and other operating expenses include rent, real estate taxes and insurance. Certain elements of the Company’s restaurant operating expenses and, in particular, occupancy costs, are relatively fixed. However, a significant majority of the Company’s leases provide for periodic escalation of minimum annual rentals based upon increases in the Consumer Price Index. Occupancy costs, as well as depreciation and amortization expenses, will vary between restaurants depending on whether a restaurant site is leased or owned. See “Business Risks—Cost Sensitivity” and “Business Risks—Reliance on Key Suppliers and Distributors.”

Restaurant opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently expensed as incurred. Restaurant opening costs totaled $303,000 for the opening of two new salad buffet restaurants opened and one distribution center in the twelve month period ended September 30, 2002.

Fiscal 2002 Versus Fiscal 2001

Net Sales.    Net sales for the fiscal year ended September 30, 2002 increased 8.0% to $214.3 million from $198.5 million for the comparable 2001 period. This increase was due primarily to twelve months of sales revenue contributed by the nine new restaurants added and one existing restaurant re-opened during fiscal 2001 that were not open for the entire fiscal 2001 period, the opening of two new restaurants since the comparable 2001 period and the increase in comparable restaurant sales of 2.1%. The same store sales increase was driven by an increase in same store average meal price of 2.1% since the comparable 2001 period. Net sales for 2002 includes $0.3 million from the Ladles and Slurp! restaurants compared to $0.6 million for 2001. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales increased 5.9% to $52.3 million for the fiscal year ended September 30, 2002 from $49.4 million for the comparable 2001 period. This increase was due primarily to the nine new restaurants added and one existing restaurant re-opened during fiscal 2001 that were not open for the entire fiscal 2001 period and the addition of two new restaurants in fiscal 2002. As a percentage of net sales, costs of sales decreased 0.5 percentage points to 24.4% from 24.9% since the comparable 2001 period. The decrease as a percentage of net sales is due to increases in average meal price during fiscal 2002 and to efficiencies achieved through the utilization of the East Coast distribution center resulting in lower food costs. See “Business Risks—Certain Operating Results and Considerations”.

Labor.    Labor expense for the fiscal year ended September 30, 2002 increased 5.7% to $68.1 million from $64.4 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage rate in California and to the nine new restaurants added and one existing restaurant re-opened during fiscal 2001 that were not open for the entire fiscal 2001 period and the addition of two new restaurants opened in fiscal 2002. As a percentage of net sales, labor expense decreased 0.7 percentage points to 31.8% from 32.5% since the comparable 2001 period. This decrease is due to increases in average meal price during fiscal 2002 and programs put in place to better utilize crew labor hours and reduce the number of managers in each store from four to three.

Occupancy and Other Expenses.    Occupancy and other expenses for the fiscal year ended September 30, 2002 increased 10.4% to $52.1 million from $47.2 million for the comparable 2001 period. Occupancy and other expenses as a percentage of net sales increased 0.6 percentage points to 24.3% from 23.7% for the comparable 2001 period. This increase was due primarily to higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. During the fiscal year ended September 30, 2002, the Company completed four sale-leaseback transactions whereby the Company sold and leased back the land and building for four separate restaurant sites. The Company anticipates occupancy and other expenses will continue to increase as it continues to experience escalating insurance costs. Further, the Company anticipates that it will experience higher repair and maintenance expense related to its aging restaurant base. Such expenses will be partially offset by decreased depreciation expense related to the older assets reaching the end of their useful lives. Should the Company undertake additional sale-leasebacks of existing sites it would incur increases in base rent related to new leases at those sites. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the fiscal year ended September 30, 2002 and 2001 remained consistent at $13.5 million. As a percentage of net sales, general and administrative expenses decreased 0.5 percentage points to 6.3% from 6.8% for the comparable 2001 period. The decrease as a percentage of net sales is the result of higher net sales and to reduced spending due to a reduction in staff and programs put in place to better manage general and administrative expenditures.

Restaurant Opening Costs.    Restaurant opening costs for the fiscal year ended September 30, 2002 decreased 85.0% to $0.3 million from $2.0 million from the comparable 2001 period. Restaurant opening costs as a percentage of net sales decreased 0.9 percentage points to 0.1% from 1.0% for the comparable 2001 period. The decrease is consistent with the Company’s reduction in restaurant opening activity during fiscal 2002 compared to fiscal 2001. Two salad buffet restaurants were opened during fiscal 2002 compared to nine salad buffet restaurants and one Slurp! restaurant opened and one existing restaurant re-opened during fiscal 2001.

Depreciation and Amortization Expense.    Depreciation and amortization expense for the fiscal year ended September 30, 2002 increased 9.6% to $13.7 million from $12.5 million for the comparable 2001 period. Depreciation and amortization expense as a percentage of net sales increased 0.1 percentage points to 6.4% from 6.3% for the comparable 2001 period. These increases were due to additional depreciation for the two new restaurants opened since the comparable 2001 period and to depreciation expense related to the new accounting software package and new corporate office, partially offset by decreased depreciation expense associated with the sale-leaseback of four restaurant locations since the comparable 2001 period.

Facility Exit Costs.    The Company recorded a gain of $0.1 million related to facility exit costs for the fiscal year ended September 30, 2002 compared to an expense of $1.6 million for the comparable 2001 period. In September 2001, the Company decided to abandon the Ladles and Slurp! concepts due to poor operating performance. The Company closed these restaurants during the first half of fiscal 2002. Facility exit costs for fiscal 2001 consist of impairment charges of $1,368,000 as well as an accrual of $204,000, representing the present value of the estimated net future lease payments associated with these restaurants. During fiscal 2002, the Company made cash payments to reduce the liabilities for future rent payments of $121,000. The Company reversed the accrual for the remaining balance of $83,000 during the fourth quarter of fiscal year 2002 due to the termination of the lease of the Ladles location and a long-term sublease for the Slurp! location.

Interest Income.    Interest income for the fiscal year ended September 30, 2002 decreased 50.0% to $0.1 million from $0.2 million for the comparable 2001 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense.    Interest expense for the fiscal year ended September 30, 2002 decreased 8.2% to $4.5 million from $4.9 million for the comparable 2001 period as a result of lower interest rates and to the reduction in debt balances since the same period in the prior fiscal year.

Other Income (Expense), net.    Other income and expense, net for the fiscal year ended September 30, 2002 decreased to ($394,000) from $804,000 for the comparable 2001 period. This decrease was primarily due to the receipt of an insurance settlement of $1.3 million in fiscal 2001 related to the loss of assets in a fire at a restaurant in San Diego, California which offset asset disposals in the same period. Expenses incurred during fiscal 2002 relate to asset disposals.

Provision for Income Taxes.    For the fiscal year ended September 30, 2002, the provisional income tax rate as a percentage of income before taxes increased 1.4 percentage points to 41.0% from 39.6% for the comparable period in fiscal 2001 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

Fiscal 2001 Versus Fiscal 2000

Net Sales.    Net sales for the fiscal year ended September 30, 2001 increased 20.0% to $198.5 million from $165.4 million for the comparable 2000 period. This increase was due primarily to twelve months of sales revenue contributed by the seventeen new restaurants added during fiscal 2000 that were not open for the entire fiscal 2000 period, the opening of nine new restaurants and the re-opening of one existing restaurant since the comparable 2000 period and the increase in comparable restaurant sales of 3.3%. The same store sales increase is due to an increase in same store average meal price of 4.0% offset by decreased same store guest counts of 0.7% versus the comparable 2000 period. Net sales for fiscal 2001 includes $0.6 million from the Ladles and Slurp! restaurants. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales increased 18.8% to $49.4 million for the fiscal year ended September 30, 2001 from $41.6 million for the comparable 2000 period. This increase was due primarily to the seventeen new restaurants added during fiscal 2000 that were not open for the entire fiscal 2000 period and the addition of nine new restaurants and the re-opening of one existing restaurant in fiscal 2001. As a percentage of net sales, costs of sales decreased 0.3 percentage points to 24.9% from 25.2% since the comparable 2000 period as a result of an increase in the average meal price across most markets effective July 2000. See “Business Risks—Certain Operating Results and Considerations”.

Labor.    Labor expense for the fiscal year ended September 30, 2001 increased 23.1% to $64.4 million from $52.3 million for the comparable 2000 period. This increase was due primarily to an increase in the minimum wage rate in California and increases in staff in connection with the addition of nine new restaurants and the re-opening of one existing restaurant since the comparable 2000 period. As a percentage of net sales, the labor expense increased to 32.5% from 31.6% in the comparable 2000 due primarily to an increase in the employee hourly wage rates.

Occupancy and Other Expenses.    Occupancy and other expenses for the fiscal year ended September 30, 2001 increased 34.5% to $47.2 million from $35.1 million for the comparable 2000 period. Occupancy and other expenses as a percentage of net sales increased to 23.7% from 21.2% for the comparable 2000 period. This increase was due primarily to higher property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the fiscal year ended September 30, 2001 increased 31.1% to $13.5 million from $10.3 million for the comparable 2000 period. As a percentage of net sales, general and administrative expenses increased to 6.8% from 6.2% for the comparable 2000 period. These increases were primarily due to personnel costs, including planned increases to field supervision and human resources to support both the additional nine new restaurants opened and one existing restaurant re-opened since the comparable 2000 period and future restaurant openings.

Restaurant Opening Costs.    Restaurant opening costs for the fiscal year ended September 30, 2001 decreased 28.6% to $2.0 million from $2.8 million from the 2000 period. This decrease resulted from fewer new restaurant openings during fiscal 2001 compared to fiscal 2000. Nine salad buffet restaurants and one Slurp! restaurant were opened and one existing restaurant was re-opened during fiscal 2001 compared to seventeen salad buffet restaurants opened during fiscal 2000. Restaurant opening costs as a percentage of net sales decreased 0.7 percentage points to 1.0% from 1.7% for the comparable 2000 period as a result of higher net sales since the comparable 2000 period.

Depreciation and Amortization Expense.    Depreciation and amortization expense for the fiscal year ended September 30, 2001 increased 28.9% to $12.5 million from $9.7 million for the comparable 2000 period. Depreciation and amortization expense as a percentage of net sales increased 0.4 percentage points to 6.3% from 5.9% for the comparable 2000 period. These increases were due to additional depreciation for the nine new restaurants opened and one existing restaurant re-opened since the comparable 2000 period, partially offset by decreased depreciation expense associated with the sale-leaseback of five restaurant locations during fiscal 2001.

Facility Exit Costs.    Facility exit costs for the fiscal year ended September 30, 2001 increased 220% to $1.6 million from $0.5 million for the comparable 2000 period. In September 2001, the Company decided to abandon the Ladles and Slurp! concepts due to poor operating performance. The Company closed these restaurants during the first half of fiscal 2002. Facility exit costs for fiscal 2001 consist of impairment charges of $1,368,000 as well as an accrual of $204,000, representing the present value of the estimated net future lease payments associated with these restaurants. Facility exist costs for fiscal 2000 consist of impairment charges of $375,000 as well as an accrual of $98,000 representing the present value of the estimated net future lease payments associated with the closure of one Ladles restaurant.

Interest Income.    Interest income for the fiscal year ended September 30, 2001 increased 8.1% to $160,000 from $148,000 for the comparable 2000 period as a result of increased investing activity of available cash.

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

Provision for Income Taxes.    Our provisional income tax rate as a percentage of income before taxes increased slightly to 39.6% for fiscal 2001 from 39.3% in fiscal 2000.

Quarterly Results and Seasonality

The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company’s statements of operations bear to net sales for the four quarters of fiscal 2001 and 2002. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2001				Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$43,359	$51,322	$52,103	$51,679	$47,879	$55,948	$55,713	$54,756
Operating income	797	3,543	3,429	52	170	5,198	4,922	4,016
Net income (loss)	571	1,408	1,259	(876)	(692)	2,394	2,243	1,640
Basic net income (loss) per common share	$0.10	$0.25	$0.22	$(0.15)	$(0.12)	$0.42	$0.39	$0.29
Diluted net income (loss) per common share	$0.10	$0.25	$0.22	$(0.15)	$(0.12)	$0.42	$0.38	$0.28
As a Percentage of Net Sales:
Operating income	1.8%	6.9%	6.6%	0.1%	0.0%	9.3%	8.8%	7.3%
Net income (loss)	1.3%	2.7%	2.4%	(1.7)%	1.4%	4.3%	4.0%	3.0%
Selected Operating Data:
Number of salad buffet restaurants open at end of period	86	88	91	93	94	95	95	95
Percentage change in comparable restaurant sales(1)	3.4%	4.7%	3.5%	1.4%	0.4%	2.3%	2.9%	2.4%

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

Capital expenditures totaled $12.8 million during the twelve months ended September 30, 2002 and $35.8 million for the comparable period in fiscal 2001. During fiscal 2002, the Company made capital expenditures of $3.9 million for the opening of two new restaurants and the construction of future additional restaurants and $0.8 million for a future stand-alone kitchen facility (including the decrease in construction costs included in accounts payable) and $8.0 million for capital improvements at existing sites and other capital improvements. For fiscal

2001, the Company paid $26.5 million for the opening of nine new restaurants and the re-opening of one existing restaurant (including the decrease in construction costs included in accounts payable), and paid $9.3 million for capital improvements at existing restaurants and other capital improvements. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building. In addition to budgeted capital expenditures for fiscal 2003 of $6.5 million for new restaurant and central kitchen openings, the Company has budgeted $6.0 million in expenditures for capital improvements at existing sites. See “Business—Unit Economics.”

During the twelve months ended September 30, 2002, the Company generated $21.5 million in cash flows from operating activities, obtained $7.7 million from long-term equipment and mortgage financing, received $0.4 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan and received proceeds from sale-lease back transactions of $9.5 million. During the twelve months ended September 30, 2002, the Company made repayments of $12.2 million towards its long-term debt obligations. In addition, during the first quarter of fiscal 2002, the Company made repayments of $0.5 million towards its line of credit and converted the remaining balance of $8.7 million into a new short-term credit agreement with the bank consisting of two term loans in the amounts of $6.0 million and $2.7 million, due December 31, 2002 and March 31 2002, respectively. As of September 30, 2002, the Company repaid the entire balance of both the $2.7 million term loan and the $6.0 million term loan.

In connection with the development of new restaurants, the Company has over time obtained mortgage and equipment financing from various lending institutions, each of which has financed multiple loans. A summary of these obligations is as follows:

Principal payments due on long-term debt during the five years subsequent to September 30, 2002 are as follows:

2003	$10,635,000
2004	16,993,000
2005	9,561,000
2006	5,947,000
2007	469,000

$43,605,000

The outstanding balance of each loan generally is between $0.1 million and $1.9 million. The loans have varying maturity rates extending through August 2007, interest rates generally ranging from 5.12% through 10.72% with an average interest rate of 9.03% per annum, and in certain cases, pre-payment penalties of one to two percent. As of September 30, 2002, the outstanding balances on such loans aggregated approximately $43.6 million.

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $43.6 million outstanding at September 30, 2002. See “Business Risks—Capital Requirements.”

The Company’s principal capital requirement has been for funding the development of restaurants. Historically, the Company has primarily leased the land and buildings for its restaurant operations. The Company purchases land, or land and buildings, when favorable conditions are available. As of September 30, 2002, the Company operated 95 restaurants. The Company currently owns the land or land and buildings for 22 restaurants, including the land for certain sites the Company expects to open during fiscal 2003. During fiscal 2002, the Company opened one owned site, one leased site, one leased warehouse facility, one leased office facility, and completed sale-leasebacks for four sites.

The restaurant opening costs incurred during the twelve months ended September 30, 2002 for the opening of two new restaurants, one warehouse facility and the construction of future additional restaurants was $0.3 million. For restaurant sites planned to open in fiscal 2003 the Company has signed three leases, and purchased one site. See “Business Risks—Expansion Risks.”

Impact of Inflation

The primary inflationary factors affecting the Company’s operations include food and beverage and labor costs. The Company does not believe that inflation has materially affected earnings during the past four years with the exception of labor, which was affected by California and Federal minimum wage increases. Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company’s operating results to the extent that such increases cannot be passed along to guests.

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121,

“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of SFAS No. 121, including the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted SFAS No. 144 effective October 1, 2002. The Company does not anticipate that the adoption of SFAS No. 144 will have a material effect on the Company’s financial statements.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt the provisions of SFAS No. 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial statements.

BUSINESS RISKS

In addition to other information in this Form 10-K, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

In fiscal 2000, 2001 and 2002, the Company experienced an increase of 3.1%, 3.3%, and 2.1% respectively, in comparable restaurant sales. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in such sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. Further, the Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. See “Selected Financial Data.”

Expansion Risks

The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, ten in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant) and two new restaurants in fiscal 2002. The Company currently intends to open two to three restaurants in fiscal 2003 but the Company may experience difficulty in opening these restaurants for reasons that include, but are not limited to, difficulties in identifying and hiring qualified restaurant managers and staff. The Company’s ability to achieve its expansion plans will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, qualified managers, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception, the Company has closed three non-performing buffet restaurants, one mini restaurant, two Ladles restaurants and one SLURP! restaurant due to poor operating performance. Given the number of restaurants in current operation and the Company’s projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write-off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a store opens. Owned restaurants generally require significantly more up-front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See “Restaurant Industry and Competition,” “Business—Expansion Strategy” and “Business—Competition.”

Restaurant Industry and Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full-service casual dining restaurants at dinner and fast casual restaurants at lunch. Additionally, the Company competes with traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants at both meal periods. The Company competes with national and regional chains, as well as individually owned restaurants. The number of casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors have been in existence longer than the Company and have both a more established market presence and substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Capital Requirements

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease backs of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $43.6 million outstanding at September 30, 2002.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor, utilities, insurance costs, and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increasing food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company’s leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. Both insurance and energy costs have increased at a much higher than historical rates in the Company’s core market California and other regions. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See “Reliance on Key Suppliers and Distributors,” and “Business.”

Planned Operating Expenditures

As the facilities for the Company’s existing restaurant base continue to age, the Company expects to experience increased repair and maintenance expenditures related to those existing stores. Such increases may affect store profitability. Further, the Company has experienced and expects to continue to experience higher property insurance costs as a result of increased rate pressure throughout the insurance industry. There can be no assurance that the increases in repair and maintenance expense and increased property insurance expense will not continue to impact the Company’s profitability or its ability to control costs in the future.

For the fiscal year ended September 30, 2002, the Company converted four locations to leased from owned as part of a plan to reduce debt. Subsequent to September 30, 2002, the Company completed an additional conversion to leased from owned for one location. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

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

Geographic Concentration in California and Florida; Restaurant Base

Thirty-eight of the Company’s 95 existing salad buffet restaurants are located in California and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters, such as hurricanes which have occurred annually in recent years in Florida, or other acts of God that could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants. See “Business—Restaurant Facilities” and “Business—Expansion Strategy.”

Reliance on Key Suppliers and Distributors

The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial conditions and results of operations. The Company has several local produce distributors and also distributes other grocery items through its own distribution system out of one warehouse on the West Coast and one on the East Coast. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s warehouses, restaurants and restaurant commissaries through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “Cost Sensitivity” and “Business—Restaurant Operations.”

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

Government Regulation

The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000 2001, and 2002. There is no assurance that the Company will be able to continue to pass increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given the location of many of the Company’s restaurants, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2002 the Company did not have an outstanding balance under a line of credit agreement or under its short-term credit agreement with the bank. On November 1, 2002 the Company entered into a line of credit agreement (Credit Agreement) with a bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. Accordingly, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing net interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at September 30, 2002.

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements as of September 30, 2002 and 2001, and for each of the three fiscal years in the period ended September 30, 2002 and the report of our independent accountants, are included in this report as listed in the index on page 33 of this report—Item 14(a).

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Company

The information relating to directors and officers of the Company is incorporated by reference from the Company’s Proxy Statement filed in connection with the Company’s Annual Meeting of Stockholders to be held March 7, 2003 as set forth under the captions “Election of Directors” and “Executive Officers.”

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

Item 14.    Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)
There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

Page Number
(1)	Independent Auditors’ Report	F-1
	Balance Sheets as of September 30, 2001 and 2002	F-2
	Statements of Operations for the years ended September 30, 2000, 2001 and 2002	F-3
	Statements of Shareholders’ Equity for the years ended September 30, 2000, 2001 and 2002	F-4
	Statements of Cash Flows for the years ended September 30, 2000, 2001 and 2002	F-5
	Notes to Financial Statements	F-6

Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(2)	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b)	Reports on Form 8-K.

The registrant did not file any Reports on Form 8-K during the fourth quarter of fiscal 2002.

(c)	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Garden Fresh Restaurant Corp.:

We have audited the accompanying balance sheets of Garden Fresh Restaurant Corp. as of September 30, 2001 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Fresh Restaurant Corp. as of September 30, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California
November 1, 2002, except as to Note 9,
    which is as of December 9, 2002

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

	September 30,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$165,000	$5,294,000
Inventories	8,185,000	9,123,000
Other current assets	4,030,000	3,919,000

Total current assets	12,380,000	18,336,000
Property and equipment, net	143,588,000	132,638,000
Intangible and other assets	1,928,000	2,032,000

TOTAL ASSETS	$157,896,000	$153,006,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,862,000	$5,604,000
Revolving line of credit	9,150,000	—
Current portion of long-term debt	10,296,000	10,635,000
Accrued liabilities	10,216,000	11,743,000

Total current liabilities	37,524,000	27,982,000
Deferred income taxes	5,149,000	8,336,000
Long-term debt, net of current portion	37,807,000	32,970,000
Other liabilities	3,236,000	3,485,000
Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2001 and 2002 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2001 and 2002, respectively	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2001 and 2002 respectively; 5,675,826 and 5,732,822 issued and outstanding at September 30, 2001 and 2002, respectively	57,000	57,000
Additional paid-in capital	59,665,000	60,133,000
Retained earnings	14,458,000	20,043,000

Total shareholders’ equity	74,180,000	80,233,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,896,000	$153,006,000

Commitments and contingencies (note 8)

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	2000	2001	2002
Net sales	$165,406,000	$198,463,000	$214,296,000

Costs and expenses:
Costs of sales	41,632,000	49,447,000	52,333,000
Restaurant operating expenses:
Labor	52,349,000	64,420,000	68,130,000
Occupancy and other expenses	35,140,000	47,210,000	52,092,000
General and administrative expenses	10,280,000	13,538,000	13,488,000
Restaurant opening costs	2,750,000	1,952,000	303,000
Depreciation and amortization expenses	9,719,000	12,503,000	13,727,000
Facility exit costs	473,000	1,572,000	(83,000)

Total costs and expenses	152,343,000	190,642,000	199,990,000

Operating income	13,063,000	7,821,000	14,306,000
Other income (expense):
Interest income	148,000	160,000	85,000
Interest expense	(3,623,000)	(4,876,000)	(4,537,000)
Other income (expense), net	(65,000)	804,000	(394,000)

	(3,540,000)	(3,912,000)	(4,846,000)
Income before provision for income taxes and cumulative effect of accounting change	9,523,000	3,909,000	9,460,000
Provision for income taxes	(3,747,000)	(1,547,000)	(3,875,000)

Income before cumulative effect of accounting change	5,776,000	2,362,000	5,585,000
Cumulative effect of change in accounting for start-up costs, net of income tax benefit of $800,000	(1,233,000)	—	—

Net income	$4,543,000	$2,362,000	$5,585,000

Basic net income per common share:
Income before cumulative effect of accounting change	$1.02	$0.42	$0.98
Cumulative effect of change in accounting for start-up costs	$(0.22)	$—	$—

Basic net income per common share	$0.80	$0.42	$0.98

Shares used in computing basic net income per common share	5,647,000	5,670,000	5,707,000

Diluted net income per common share:
Income before cumulative effect of accounting change	$1.00	$0.42	$0.96
Cumulative effect of change in accounting for start-up costs	$(0.21)	$—	$—

Diluted net income per common share	$0.79	$0.42	$0.96

Shares used in computing diluted net income per common share	5,780,000	5,682,000	5,838,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 2001 AND 2002

	Common Stock		Additional paid-in capital	Retained earnings	Total
	Shares	Amount
Balance at September 30, 1999	5,629,405	$56,000	$59,240,000	$7,553,000	$66,849,000
Exercise of common stock options	8,861	—	81,000	—	81,000
Issuance of common stock under employee stock purchase plan	17,379	1,000	184,000	—	185,000
Tax benefits from exercise of common stock options	—	—	13,000	—	13,000
Net income	—	—	—	4,543,000	4,543,000

Balance at September 30, 2000	5,655,645	57,000	59,518,000	12,096,000	71,671,000
Exercise of common stock options	1,400	—	7,000	—	7,000
Issuance of common stock under employee stock purchase plan	18,781	—	140,000	—	140,000
Net income	—	—	—	2,362,000	2,362,000

Balance at September 30, 2001	5,675,826	57,000	59,665,000	14,458,000	74,180,000
Exercise of common stock options	33,347	—	306,000	—	306,000
Issuance of common stock under employee stock purchase plan	23,649	—	133,000	—	133,000
Tax benefits from exercise of common stock options	—	—	29,000	—	29,000
Net income	—	—	—	5,585,000	5,585,000

Balance at September 30, 2002	5,732,822	$57,000	$60,133,000	$20,043,000	$80,233,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2000	2001	2002
Cash flows from operating activities:
Net income	$4,543,000	$2,362,000	$5,585,000
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change, net of tax benefit	1,233,000	—	—
Depreciation and amortization	9,719,000	12,503,000	13,727,000
Loss on disposal of property and equipment	638,000	512,000	485,000
Facility exit costs	473,000	1,572,000	(83,000)
Provision for deferred income taxes	3,744,000	(80,000)	3,373,000
Tax benefits from exercise of common stock options	13,000	—	29,000
Amortization of deferred gain on sale-leaseback of properties	(4,000)	(36,000)	(51,000)
Changes in operating assets and liabilities:
Inventories	(2,106,000)	(1,803,000)	(938,000)
Other current assets	(259,000)	(1,593,000)	(75,000)
Intangible and other assets	(802,000)	(28,000)	(135,000)
Accounts payable	3,981,000	(193,000)	(2,008,000)
Accrued liabilities	1,443,000	2,181,000	1,535,000
Other liabilities	514,000	190,000	104,000

Net cash provided by operating activities	23,130,000	15,587,000	21,548,000

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(36,626,000)	(24,033,000)	(3,919,000)
Existing restaurant additions and other capital improvements	(6,658,000)	(9,320,000)	(8,034,000)
Decrease in construction costs included in accounts payable	(806,000)	(2,451,000)	(805,000)
Proceeds from sale-leaseback transactions	4,485,000	12,478,000	9,548,000

Net cash used in investing activities	(39,605,000)	(23,326,000)	(3,210,000)

Cash flows from financing activities:
Borrowings (repayments) under line of credit	6,999,000	(2,850,000)	(450,000)
Proceeds from long-term debt	18,054,000	19,001,000	7,719,000
Repayment of term loan	—	—	(8,700,000)
Repayment of long-term debt	(7,697,000)	(10,452,000)	(12,217,000)
Net proceeds from issuance of common stock	266,000	147,000	439,000
Repurchase of common stock	—	—	—

Net cash provided (used) by financing activities	17,622,000	5,846,000	(13,209,000)

Net increase (decrease) in cash and cash equivalents	1,147,000	(1,893,000)	5,129,000
Cash and cash equivalents at beginning of year	911,000	2,058,000	165,000

Cash and cash equivalents at end of year	$2,058,000	$165,000	$5,294,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,466,000	$5,035,000	$5,065,000

Cash paid during the year for income taxes	$976,000	$1,521,000	$597,000

Supplemental disclosure of noncash transaction—property and equipment asset purchases included in accounts payable	$2,451,000	$805,000	$555,000

See accompanying notes to financial statements

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1.    The Company and a Summary of Significant Accounting Policies

The Company

Garden Fresh Restaurant Corp. (the “Company”) is a Delaware Corporation which owns and operates 95 salad buffet restaurants in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah and Washington, under the names Souplantation and Sweet Tomatoes.

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

Inventories

Inventories, consisting principally of food, beverages, restaurant supplies, and smallwares, are valued at the lower of cost (first-in, first-out) or market. Costs associated with food, beverages, and restaurant supplies inventory are charged to costs of sales in the statement of operations. Costs associated with smallwares are reflected in occupancy and other expenses in the statement of operations.

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

Impairment of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the carrying value of the asset to the extent the carrying value exceeds the fair value of the asset. These factors, along with management’s plans with respect to the operations, are considered in assessing the recoverability of purchased intangibles and property and equipment.

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In September 2001, the Company made the decision that they would abandon the Ladles and Slurp! concepts due to poor operating performance. At that point in time, the Company planned to close these restaurants during the first half of fiscal 2002. This triggered an impairment evaluation by the Company of its long lived assets related to these restaurants in the fourth quarter of fiscal 2001. Based on the Company’s analyses of the results of operations and projected future cash flows associated with these restaurants, the Company determined that an impairment existed. Accordingly, the Company recorded an impairment charge of $1,368,000 in the fourth quarter of fiscal 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. Net book value of assets determined to be impaired included $340,000 of equipment, $273,000 of furniture and fixtures, $353,000 of leasehold improvements, $299,000 of construction in process, and $103,000 of inventory and other assets. In addition, the Company recorded an accrual of $204,000 representing the present value of the estimated net future lease payments associated with these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities as of September 30, 2001. There were no cash payments made to reduce the liabilities during fiscal year 2001. All charges described above have been included in the 2001 results of operations as facility exit costs.

The Company closed the Ladles location during the first quarter of fiscal 2002 and was successful in terminating the lease agreement for that location during the third quarter of fiscal 2002. The Company closed the Slurp! location during the second quarter of fiscal 2002 and negotiated a sublease of that location through the end of its lease term during the fourth quarter of fiscal 2002. The sublease income is expected to offset all future lease obligations associated with this location. The Company has no future liability related to either location as of September 30, 2002. During fiscal 2002 the Company made cash payments to reduce the liabilities for future rent payments of $121,000 and reversed the accrual for the remaining balance of $83,000 during the fourth quarter of fiscal year 2002. All credits described above have been included in the 2002 results of operations as facility exit costs.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $3,331,000, $6,243,000, and $5,135,000 in fiscal 2000, 2001, and 2002, respectively, and are included in occupancy and other expenses.

Fair Value of Financial Instruments

Because of their short maturities, the carrying amounts for cash and cash equivalents, accounts payable, accrued liabilities, and other liabilities approximate their fair value. The carrying amounts for the bank line of

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

credit and long-term debt approximates fair value as the interest rates and terms are substantially similar to rates and terms which could be obtained currently for similar instruments.

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

Potentially dilutive securities of approximately 133,000, 12,000 and 131,000 shares for fiscal 2000, 2001 and 2002, respectively, were used to calculate diluted net income per common share. There are no reconciling items in calculating the numerator for basic and diluted net income per common share for the periods presented. For the years ended September 30, 2000, 2001 and 2002, respectively, shares related to stock options of 791,000, 1,146,000 and 813,000, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and net income per common share as if the fair value method had been applied in measuring compensation expense.

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

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended September 30, 2002, the Company completed four sale–leaseback transactions whereby the Company sold and leased back the land and building for four separate restaurant sites. The Company received net proceeds of $9,548,000 for the four transactions and recorded deferred gains of $294,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases.

Reclassifications

Certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2.     Composition of Certain Financial Statement Captions

	September 30,
	2001	2002
Inventory:
Smallwares	$3,631,000	$3,699,000
Store inventory	2,632,000	2,885,000

	6,263,000	6,584,000
Inventory held at distribution centers	1,922,000	2,539,000

	$8,185,000	$9,123,000

Other current assets:
Prepaid taxes	$1,920,000	$2,256,000
Deferred income taxes	1,266,000	1,080,000
Prepaid insurance	420,000	120,000
Prepaid rent	103,000	140,000
Other	321,000	323,000

	$4,030,000	$3,919,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Depreciable Lives	September 30,
		2001	2002
Property and equipment, net:
Leasehold improvements	Shorter of 30 years or lease term	$44,850,000	$51,563,000
Furniture and fixtures	3-8 years	46,626,000	48,379,000
Equipment	3-8 years	36,149,000	39,831,000
Land	—	30,608,000	26,374,000
Buildings	30 years	28,032,000	25,205,000
Construction in process on new restaurants	—	11,084,000	5,671,000

		197,349,000	197,023,000
Less accumulated depreciation and amortization		(53,761,000)	(64,385,000)

		$143,588,000	$132,638,000

Intangible and other assets:
Cash surrender value of insurance policies		$950,000	$1,011,000
Deposits, loan fees, and other assets		978,000	1,021,000

		$1,928,000	$2,032,000

Accrued liabilities:
Accrued payroll		$3,892,000	$4,499,000
Accrued interest		383,000	224,000
Taxes payable		1,086,000	2,102,000
Accrued insurance		1,597,000	2,468,000
Current accrued rent		23,000	86,000
Current deferred gain on sale-leaseback properties		42,000	54,000
Other		3,193,000	2,310,000

		$10,216,000	$11,743,000

Other liabilities:
Accrued rent		$1,149,000	$1,314,000
Deferred compensation		1,101,000	1,201,000
Deferred gain on sale-leaseback properties, net of current portion		762,000	970,000
Other		224,000	—

		$3,236,000	$3,485,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 3.    Long-Term Debt

Obligations under long-term debt arrangements are comprised of:

	September 30,
	2001	2002
Notes payable to lending institutions, interest at 7.47%-10.72%, due in various monthly installments aggregating $836,000 (including interest) through 2007. Secured by property and equipment.	$28,307,000	$22,830,000
Notes payable to lending institutions, interest at 5.12%-10.537%, due in various monthly installments aggregating $323,000 (including interest) through 2007. Secured by land and property.	19,796,000	20,775,000
Revolving line of credit, interest at either prime rate or LIBOR plus 2%, due December 31, 2001. Secured by property and equipment.	9,150,000	—

	57,253,000	43,605,000
Less current portion	(19,446,000)	(10,635,000)

	$37,807,000	$32,970,000

During the fiscal year ended September 30, 2001, the Company had a revolving line of credit up to $12,000,000 collateralized by property and equipment. The outstanding principal balance on this line of credit carried interest at either the prime rate (6.0% at September 30, 2001) or LIBOR plus 2% with interest payable at the beginning of each month. All outstanding principal and interest amounts were due on December 31, 2001. At September 30, 2001, the outstanding balance was $9,150,000. The entire $9,150,000 balance was borrowed at the prime rate. The credit agreement contained various financial covenants and restrictions, including restrictions on the Company’s ability to pay dividends and to effect mergers or acquisitions without the bank’s approval. As of September 30, 2001, the Company was not in compliance with certain financial covenant provisions of the credit agreement. However the financial institution waived the violations through September 30, 2001 and negotiated a new credit agreement with the Company consisting of two term loans in the amount of $6.0 million due December 31, 2002, and $2.7 million, due March 31, 2002. The new term loans bear interest at either the prime rate or LIBOR plus 2.0%, and prime rate or LIBOR plus 2.5%, respectively. The new term loans are collateralized by equipment and other assets of the Company and require scheduled repayments of principal and interest at regular intervals throughout the terms of the agreement. During the fiscal year 2002, the Company paid off the entire $8.7 million due on these two term loans. As of September 30, 2002, there is no outstanding balance due under this agreement.

On November 1, 2002, the Company entered into line of credit agreement (Credit Agreement) with a bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement. The proceeds of which shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on this line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. The Company’s credit agreement contains various financial covenants and restrictions. The credit agreement expires on January 31, 2004.

The Company capitalized $772,000, $499,000, and $106,000 of interest costs during 2000, 2001, and 2002 respectively, related to construction of new stores.

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Principal payments due on long-term debt during the five years subsequent to September 30, 2002 are as follows:

2003	$10,635,000
2004	16,993,000
2005	9,561,000
2006	5,947,000
2007	469,000

$43,605,000

Note 4.     Income Taxes

The provision for income taxes is summarized as follows:

	Years ended September 30,
	2000	2001	2002
Current tax expense:
Federal	$—	$1,145,000	$290,000
State	3,000	483,000	213,000

Total current tax expense	3,000	1,628,000	503,000

Deferred tax expense (benefit):
Federal	3,185,000	109,000	2,655,000
State	559,000	(190,000)	717,000

Total deferred tax expense (benefit)	3,744,000	(81,000)	3,372,000

Total tax expense before cumulative effect of change in accounting principle	$3,747,000	$1,547,000	$3,875,000

Income taxes are included in the statements of operations as follows:

	Years ended September 30,
	2000	2001	2002
Income tax expense on income before cumulative effect of change in accounting principle	$3,747,000	$1,547,000	$3,875,000
Cumulative effect of change in accounting principle	(800,000)	—	—

Total tax expense	$2,947,000	$1,547,000	$3,875,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes to the provision for income taxes is as follows:

	Years ended September 30,
	2000	2001	2002
Amounts computed at 34% statutory federal rate	$2,547,000	$1,329,000	$3,216,000
State taxes and other	400,000	218,000	659,000

Provision for income taxes	$2,947,000	$1,547,000	$3,875,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2002 are as follows:

	September 30,
	2001	2002
Write off of start-up costs	$1,230,000	$717,000
Net present value of loss on lease obligation	81,000	—
Inventories, pursuant to the Tax Reform Act of 1986	28,000	85,000
Accrued rent	453,000	543,000
Accrued vacation expense for financial reporting purposes	245,000	275,000
Change in insurance asset net of deferred compensation	274,000	351,000
Federal deduction for current year state tax expense	78,000	80,000
Alternative minimum tax credit carryforwards	1,060,000	619,000
Other accruals	—	146,000

Total gross deferred tax assets	3,449,000	2,816,000
Depreciation	(7,332,000)	(10,072,000)

Total gross deferred tax liabilities	(7,332,000)	(10,072,000)

Net deferred tax liabilities	$(3,883,000)	$(7,256,000)

At September 30, 2001 and 2002, the Company had available alternative minimum tax credit carryforwards of $1,060,000 and $619,000, respectively. The Internal Revenue Code imposes certain conditions and possible limitations on the future availability of tax credit carryforwards, including limitations arising from changes in the Company’s ownership.

The realization of deferred tax assets may be dependent upon the Company’s ability to generate sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the deferred income tax assets will be realized and therefore has not recorded a valuation allowance.

Note 5.     Shareholders’ Equity

Preferred Stock

Pursuant to the Company’s Certificate of Incorporation, as amended, the Company has 2,500,000 shares of Preferred Stock authorized, 120,000 of which have been designated as Series A Preferred Stock. The Board of Directors is authorized to issue the preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions associated with the preferred stock.

On February 15, 2001, the Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.01 par value, of the Company. The distribution was paid on March 16, 2001 to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of the Company’s Series A Preferred Stock, at a price of $34.00. The Rights shall become exercisable once any person (with some limited exceptions) has acquired or commences to acquire a beneficial interest of at least 20% of the Company’s outstanding common stock.

The Series A Preferred Stock purchasable upon exercise of the Rights will be non-redeemable and junior to any other series of Preferred Stock the Company may issue (unless otherwise provided in the terms of such other

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

series). Each share of Series A Preferred Stock will have a preferential cumulative quarterly dividend in an amount equal to the greater of (a) $85.00 or (b) 100 times the dividend declared on each share of Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment equal to the greater of (a) $85.00 per share, plus accrued dividends to the date of distribution whether or not earned or declared, or (b) an amount per share equal to 100 times the aggregate payment to be distributed per share of Common Stock. Each share of Series A Preferred Stock will have 100 votes, voting together with the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged for or changed into other securities, cash and/or other property, each share of Series A Preferred Stock will be entitled to receive 100 times the amount and type of consideration received per share of Common Stock. The rights of the Series A Preferred Stock as to dividends, liquidation and voting, and in the event of mergers and consolidations, are protected by customary anti-dilution provisions.

Prior to certain specified events, the Rights may be redeemed by the Board of Directors at a price of $0.001 per Right. There are 120,000 shares of Series A Preferred Stock reserved for issuance upon exercise of the Rights. No shares have been issued as of September 30, 2001, or 2002.

Common Stock

In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its common stock through a stock repurchase program. As of September 30, 1999, the Company repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,908,000. All shares repurchased have been retired. The Company is authorized to repurchase up to 368,000 additional shares under the terms of the repurchase program. The Company did not repurchase any shares during fiscal year 2000, 2001, or 2002.

Stock Option Plans

The Company has five stock option plans under which 2,282,500 options are authorized to be granted to employees, consultants and directors of the Company. Of this balance, 518,765 options are still available to be granted as of September 30, 2002. The plans provide for the grant of both incentive stock options and non-qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 2000, 2001 and 2002, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 7,500 shares annually thereafter.

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Activity for fiscal year 2000, 2001 and 2002 with respect to these plans is as follows:

	Shares Underlying Options	Weighted-Average Exercise Price
Outstanding at September 30, 1999	714,606	$10.59
Granted	229,260	$13.80
Exercised	(8,861)	$9.28
Canceled	(10,964)	$13.11

Outstanding at September 30, 2000	924,041	$11.37
Granted	256,500	$7.88
Exercised	(1,400)	$4.70
Canceled	(20,666)	$10.70

Outstanding at September 30, 2001	1,158,475	$10.62
Granted	336,500	$8.95
Exercised	(33,347)	$9.19
Canceled	(63,237)	$9.72

Outstanding at September 30, 2002	1,398,391	$10.25

Options to purchase an aggregate of 624,661, 792,716, and 941,020 shares were exercisable under the plans as of September 30, 2000, 2001, and 2002 respectively. The weighted average price of options exercisable under the plans as of September 30, 2000, 2001, and 2002 was $10.30, $10.88, and $10.93 per share, respectively. The weighted average exercise price of options granted under the plans during fiscal year 2000, 2001, and 2002 was $13.80, $7.88, and $8.95 per share, respectively.

The following is a summary of stock options outstanding as September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2002	Weighted-Average Remaining Contractual Life In Years	Weighted-Average Exercise Price	Number Exercisable at September 30, 2002	Weighted-Average Exercise Price
$ 6.40 – $ 9.13	774,414	5.71	$7.78	500,702	$8.19
$10.00 – $12.75	272,860	8.12	$11.60	125,136	$12.16
$13.00 – $20.63	351,117	6.49	$14.63	315,182	$14.80

$ 6.40 – $20.63	1,398,391	6.38	$10.25	941,020	$10.93

The Company applies the intrinsic value method of accounting for its stock-based compensation. No compensation expense has been recognized for employee stock option grants, which were fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the employee stock purchase plan. Had compensation expense for the Company’s stock-based compensation awards and employee stock purchase plan shares issued during fiscal 2000, 2001 and 2002 been determined based on fair

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

value at the grant dates, the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	Years ended September 30,
	2000	2001	2002
Net income:
As reported	$4,543,000	$2,362,000	$5,585,000
Pro forma	$2,833,000	$1,197,000	$4,542,000
Net income per common share:
Basic:
As reported	$0.80	$0.42	$0.98
Pro forma	$0.50	$0.21	$0.80
Diluted:
As reported	$0.79	$0.42	$0.96
Pro forma	$0.49	$0.21	$0.78

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2000, 2001 and 2002, respectively: dividend yield of 0.0% for each year, expected volatility of 91%, 115.63%, and 109.45%, risk-free interest of 5.96%, 5.78%, and 3.85% and expected lives of 6.8 years, 8.0 years, and 5.0 years. The fair value of the employees’ purchase rights pursuant to the employee stock purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 2000, 2001 and 2002: dividend yield of 0% for each year, expected volatility of 91%, 115.63%, and 36.57%, risk-free interest rates of 5.57%, 5.15%, and 2.27% and expected lives of 6 months.

Employee Stock Purchase Plan

During 1996, the Company implemented an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the purchase date.

Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 2000, 2001 and 2002, 17,379, 18,781, and 23,649 shares were issued under the plan, respectively. At September 30, 2002, 152,828 shares were reserved for future issuance.

Note 6.     401(K) Savings Plan

The Company has a 401(k) Savings Plan (the “Plan”) which allows eligible employees to contribute from one percent to the maximum percentage as determined by the Plan administrator (seventeen percent for the plan years ended 2000, 2001 and 2002) of pre-tax compensation, with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in Company contributions over a four-year period of service. Included in general and administrative expenses for fiscal 2000, 2001 and 2002 are Company contributions of $122,000, $60,000, and $66,000 respectively.

Note 7.     Deferred Compensation Plan

During 1998, the Company implemented a deferred compensation plan whereby a select group of management employees may elect to defer up to 100% of their compensation into the plan. The Company makes matching contributions of 50% up to $6,000 for management and 100% up to $12,000 for officers and up to

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$20,000 for senior officers. Matching contributions vest over a four-year period (25% per year of service). Deferrals and matching contributions accrue earnings based upon the investment return of a portfolio selected by the participant from among portfolio options specified in the plan. The Company’s liability related to this plan at September 30, 2000, 2001 and 2002 was $957,000 and $1,101,000, and $1,201,000, respectively. The plan also provides a death benefit to participants who die while employed by the Company. The death benefit is generally $100,000 but for executive officers is $500,000. The cash surrender value of such insurance at September 30, 2000, 2001 and 2002 was $845,000, $950,000, and $1,011,000, respectively. Benefits under the plan are generally payable at retirement or attainment of a specified age. All contributions and earnings held under the plan remain assets of the Company and are subject to the claims of general creditors of the Company. There are currently 22 participants in the plan. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code.

Note 8.     Commitments and Contingencies

The Company leases certain of its restaurant facilities, including land under noncancelable operating lease agreements. The leases expire at various dates through 2022 and contain five to twenty-year renewal options. The leases provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities, and the monthly rental payments are subject to periodic adjustments. Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the lease term. The majority of the leases also provide for percentage rentals on sales above a specified minimum. The Company also has noncancelable operating leases for trucks and certain other equipment that expire at various dates through 2009.

The aggregate future minimum lease commitments due are as follows:

Year Ending September 30,	Amount
2003	$14,066,000
2004	14,012,000
2005	13,001,000
2006	12,332,000
2007	11,524,000
Thereafter	25,123,000

Total minimum lease payments	$90,058,000

The Company incurred rental expense under all operating leases of $8,099,000, $11,096,000, and $13,564,000 in fiscal 2000, 2001 and 2001, respectively. Rental expense includes percentage rents of $437,000, $515,000, and $564,000 for fiscal 2000, 2001 and 2002, respectively.

The Company is party to various legal actions relating to former employees. In the opinion of management, after reviewing the information, which is currently available with respect to these matters, and consulting with the Company’s counsel, any liability that may ultimately be incurred will not materially affect the liquidity, financial position or results of operations of the Company.

Note 9.     Subsequent Event

On November 27, 2002, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3,097,000 for the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2002	GARDEN FRESH RESTAURANT CORP.

	By:	/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Report below on December 16, 2002.

Signature	Title

/s/ MICHAEL P. MACK Michael P. Mack	Chairman of the Board, Chief Executive Officer, President and Director

/s/ DAVID W. QUALLS David W. Qualls	Chief Financial Officer and Chief Accounting Officer

/s/ EDGAR F. BERNER Edgar F. Berner	Director

/s/ ROBERT A. GUNST Robert A. Gunst	Director

/s/ MICHAEL M. MINCHIN, JR. Michael M. Minchin, Jr.	Director

/s/ JOHN M. ROBBINS, JR. John M. Robbins, Jr.	Director

/s/ DAVID NIERENBERG David Nierenberg	Director

CERTIFICATIONS

I, Michael P. Mack, certify that:

1.	I have reviewed this annual report on Form 10-K of Garden Fresh Restaurant Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ MICHAEL P. MACK
Michael P. Mack Chairman of the Board, Chief Executive Officer, President and Director

CERTIFICATIONS

I, David W. Qualls, certify that:

1.	I have reviewed this annual report on Form 10-K of Garden Fresh Restaurant Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp. (1)

3.1	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001. (6)

3.2	Bylaws of Garden Fresh Restaurant Corp., as amended. (2)

4.1	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001. (6)

10.1	Form of Indemnity Agreement for executive officers and directors. (2)

10.2	The Company’s Restaurant Management Stock Option Plan, as amended. (2) (8)

10.3	The Company’s Key Employee Stock Option Plan, as amended. (2) (8)

10.4	The Company’s 1995 Outside Director Stock Option Plan. (2) (8)

10.5	The Company’s 1995 Key Employee Stock Option Plan, as amended. (2) (8)

10.6	Form of Executive Employment Agreement. (3) (8)

10.6A	Employees Subject to Employment Agreement.

10.8	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000). (4) (8)

10.9	The Company’s Variable Deferred Compensation Plan for Executives. (4) (8)

10.9A	Amendment to the Company’s Variable Deferred Compensation Plan for Executives. (4) (8)

10.14	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998. (5)

10.15	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001. (7)

10.16	Wells Fargo Bank Credit Agreement, dated December 3, 2001. (7)

10.17	Wells Fargo Bank Revolving Line of Credit Note, dated November 1, 2002.

10.18	Warehouse Lease between the Company and W/C Joint Venture, dated January 12, 2000.

10.19	Warehouse Lease between the Company and Oakmont Industrial Group I, L.P., dated May 31, 2001.

23.1	Consent of Independent Accountants—KPMG LLP

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
(2)
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

(3)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on February 13, 1998.
(4)
Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on April 28, 1998, as amended by Amendment No. 1 to Form 10-Q filed on April 28, 1998, Amendment No. 2 for Form 10-K filed on August 13, 1999, and Amendment No. 3 for Form 10-Q filed on December 29, 1999.

(5)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.
(6)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 27, 2001.
(8)	Indicates a management or compensation plan or arrangement required to be identified pursuant to Item 14(c).