Form 10-Q
period 2002-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2003-02-11
CIK 942133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock, $.01 par value, outstanding as of January 31, 2003 was 5,783,202. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.

FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2002	December 31, 2002
		(Unaudited)
ASSETS
Cash and cash equivalents	$5,294	$2,912
Inventories	9,123	9,632
Other current assets	3,919	4,850

Total current assets	18,336	17,394
Property and equipment, net	132,638	130,712
Intangible and other assets	2,032	2,052

TOTAL ASSETS	$153,006	$150,158

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$5,604	$4,363
Current portion of long-term debt	10,635	10,416
Accrued liabilities	11,743	12,453

Total current liabilities	27,982	27,232
Deferred income taxes	8,336	8,465
Long-term debt, net of current portion	32,970	29,932
Other liabilities	3,485	3,774
Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2002 and December 31, 2002 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2002 and December 31, 2002, respectively.	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2002 and December 31, 2002, respectively; 5,732,822 and 5,783,101 shares issued and outstanding at September 30, 2002 and December 31, 2002, respectively.	57	58
Additional paid-in capital	60,133	60,448
Retained earnings	20,043	20,249

Total shareholders’ equity	80,233	80,755

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,006	$150,158

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	December 31, 2001	December 31, 2002
Net sales	$47,879	$49,685
Costs and expenses:
Costs of sales	12,304	12,341
Restaurant operating expenses:
Labor	16,016	16,105
Occupancy and other expenses	12,656	12,721
General and administrative expenses	3,163	3,566
Restaurant opening costs	205	55
Depreciation and amortization	3,365	3,505

Total costs and expenses	47,709	48,293

Operating income	170	1,392
Other income (expense):
Interest income	21	14
Interest expense	(1,196)	(970)
Other income (expense), net	(138)	(86)

Income (loss) before income tax benefit (expense)	(1,143)	350
Income tax benefit (expense)	451	(144)

Net income (loss)	$(692)	$206

Basic net income (loss) per common share:	$(0.12)	$0.04

Shares used in computing basic net income (loss) per common share	5,688	5,754

Diluted net income (loss) per common share:	$(0.12)	$0.03

Shares used in computing diluted net income (loss) per common share	5,688	5,931

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	December 31, 2001	December 31, 2002
Cash flows from operating activities:
Net income (loss)	$(692)	$206
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,365	3,505
Loss on disposal of property and equipment	134	85
Provision for deferred income taxes	—	315
Tax benefit from exercise of common stock options	—	51
Amortization of deferred gain on sale-leaseback of properties	(12)	(15)
Changes in operating assets and liabilities:
Inventories	(1,393)	(509)
Other assets	(958)	(1,117)
Intangible and other assets	(271)	(28)
Accounts payable	1,151	(686)
Accrued liabilities	(117)	(503)
Other liabilities	190	160

Net cash provided by operating activities	1,397	1,464

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(556)	(2,260)
Existing restaurant additions	(1,172)	(1,136)
Decrease in construction costs included in accounts payable	(805)	(555)
Proceeds from sale-leaseback transactions	4,922	3,097

Net cash provided by (used in) investing activities	2,389	(854)

Cash flows from financing activities:
Repayments under line of credit	(450)	—
Proceeds from long-term debt	2,585	—
Repayment of short-term debt	(550)	—
Repayment of long-term debt	(2,794)	(3,257)
Net proceeds from issuance of common stock	68	265

Net cash used in financing activities	(1,141)	(2,992)

Net increase (decrease) in cash and cash equivalents	2,645	(2,382)
Cash and cash equivalents at beginning of period	165	5,294

Cash and cash equivalents at end of period	$2,810	$2,912

Supplemental disclosure of non-cash investing and financing transactions:
Property and equipment asset purchases in accounts payable	$823	$1,204
Replacement of line of credit with short-term debt	8,700	—

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the “Company”) without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2002 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

Potential issuances of common stock of 177,000 shares for the three month period ended December 31, 2002 were used to calculate diluted net income per common share. There were no reconciling items in calculating the numerator for basic and diluted net income per common share for either of the periods presented. Shares related to stock options of 1,049,000 and 670,000 for the three month periods ended December 31, 2001 and 2002, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

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

During the quarter ended December 31, 2002, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3,097,000 for the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

5.	NEW CREDIT AGREEMENT

During the quarter ended December 31, 2002, the Company entered into a line of credit agreement (Credit Agreement) with a bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement, the proceeds of which shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on this line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. The Company’s credit agreement contains various financial covenants and restrictions. The credit agreement expires on January 31, 2004. As of December 31, 2002, there is no outstanding balance under this agreement.

GARDEN FRESH RESTAURANT CORP.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding the Company’s (i) plans to open new restaurants, (ii) plans to increase operational efficiency and improve labor utilization, (iii) budgeted capital expenditures for new restaurant openings and improvements at existing sites, (iv) increased efficiencies resulting from its new accounting software program, (v) plans and needs to obtain additional financing, (vi) future restaurant sales, (vii) ability to compete against other companies, and (viii) strategic marketing programs and effects of such programs are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by difficulties in assimilating new accounting software as well as escalating costs of both utilities and fuel, as well as increased labor costs for the distribution center.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our unaudited financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, accruals for workers compensation and general liability insurance, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our unaudited financial statements:

•	The Company maintains accruals for workers’ compensation and general liability insurance which are recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of these accruals by evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to the workers’ compensation insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s employee benefits expense. An increase or decrease to the general liability insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s occupancy and other expense.

•	The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include landlord disputes, professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. The Company is currently in two separate disputes with one landlord and one vendor and accordingly has recorded a liability for its estimated losses under these disputes totaling $90,000. The Company is not aware of any additional pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims or should the amounts it is currently disputing change, it will re-evaluate the probability of an adverse outcome and provide new or additional accruals for such contingencies as necessary.

•	The Company periodically assesses the impairment of long-lived assets to be held for use based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, adjusts the asset to the extent the carrying value exceeds the fair value of the asset.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales certain items included in the Company’s statement of operations for the periods indicated.

(Unaudited)

	Three Months Ended
	December 31, 2001	December 31, 2002
Net sales	100.0%	100.0%

Costs and expenses:
Costs of sales	25.7%	24.8%
Restaurant operating expenses:
Labor	33.5%	32.4%
Occupancy and other expenses	26.4%	25.6%
General and administrative expenses	6.6%	7.2%
Restaurant opening costs	0.4%	0.1%
Depreciation and amortization expenses	7.0%	7.1%

Total costs and expenses	99.6%	97.2%

Operating income:	0.4%	2.8%
Interest income	—	—
Interest expense	(2.5)%	(1.9)%
Other income (expense), net	(0.3)%	(0.2)%

Income (loss) before income tax benefit (expense)	(2.4)%	0.7%
Income tax benefit (expense)	0.9%	(0.3)%

Net income (loss)	(1.5)%	0.4%

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Net Sales. Net sales for the first quarter of fiscal 2003 increased 3.8% to $49.7 million from $47.9 million for the comparable 2002 period. This increase was primarily due to the opening of one restaurant since the comparable 2002 period, the one restaurant added during the first quarter of fiscal 2002 that was not open for the entire quarter and to the increase in comparable restaurant sales of 3.6%. The comparable restaurant sales increase for the first quarter of fiscal 2003 is due to decreased same store guest counts of 1.6% offset by a 5.2% increase in same store average meal price since the comparable 2002 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales. Costs of sales remained consistent at $12.3 million for the three months ended December 31, 2002 and 2001. As a percentage of net sales, cost of sales decreased 0.9 percentage points to 24.8% from 25.7% since the comparable 2002 period. The decrease as a percentage of net sales is due to increases in the average meal price since the comparable fiscal 2002 period and to efficiencies achieved in the Company’s integration of the Food Management System (FMS) which includes the Company’s purchasing, central kitchens and distribution centers resulting in lower food costs since the comparable 2002 period. See “Business Risks—Certain Operating Results and Considerations”.

Labor Expense. Labor expense for the first quarter of fiscal 2003 increased 0.6% to $16.1 million from $16.0 million for the comparable 2002 period. This increase was due primarily to an increase in the minimum wage rate in California, the addition of one new restaurant since the comparable 2002 period and the one restaurant added during the fiscal 2002 first quarter that was not open for the entire period. As a percentage of net sales, fiscal 2003 first quarter labor expense decreased 1.1 percentage points to 32.4% from 33.5% since the comparable 2002 period as a result of higher net sales and to programs put in place to better utilize crew labor hours and reduce the number of managers in each store. See “Business Risks—Minimum Wage”.

Occupancy and Other Expenses. Occupancy and other expenses remained consistent at $12.7 million for the three months ended December 31, 2002 and 2001. Occupancy and other expenses as a percentage of net sales decreased 0.8 percentage points to 25.6% from 26.4% for the comparable 2002 period. The decrease as a percentage of net sales is the result of higher net sales and to reduced spending as a result of programs put in place to better manage other operating expenditures and to reduced marketing expenses resulting from timing shifts in marketing programs scheduled throughout the rest of fiscal 2003. These reductions were partially offset by higher liability and property insurance costs as a result of increased rate pressure throughout the insurance industry, increases in base rent associated with sale-leasebacks, and repair and maintenance costs for aging restaurants. The Company anticipates occupancy and other expenses to increase as it continues to experience escalating insurance costs and higher repair and maintenance expenses related to its aging restaurant base. Such expenses will be partially offset by decreased depreciation expense related to the older assets reaching the end of their useful lives. Should the Company undertake additional sale-leasebacks of existing sites it would incur increased base rent related to new leases at those sites but experience a decrease in depreciation expense related to the sale of those assets. See “Business Risks—Planned Marketing Expenditures” and “Business Risks—Other Operating Expenditures”.

General and Administrative Expenses. General and administrative for the three months ended December 31, 2002 increased 12.5% to $3.6 million from $3.2 for the comparable fiscal 2002 period. As a percentage of net sales, general and administrative expenses increased 0.6 percentage points to 7.2% from 6.6% for the comparable fiscal 2002 period. The increase as a percentage of net sales is the result of increased rent and related expenses for the new corporate office and increased expenses associated with increased staffing in the real estate and marketing departments, which were only partially offset by higher net sales.

Restaurant Opening Costs. Restaurant opening costs for the three months ended December 31, 2002 decreased 73.2% to $55,000 from $205,000 for the comparable period in the prior year. Restaurant opening costs as a percentage of net sales decreased 0.3 percentage points to 0.1% for the first quarter of fiscal 2003 from 0.4% for the comparable 2002 period. The decrease is consistent with the Company’s reduction in restaurant opening activity for the quarter ended December 31, 2002 compared to the quarter ended December 30, 2001 (no new restaurants were opened during the first quarter of fiscal 2003 compared to the opening of one new restaurant during the first quarter of fiscal 2002).

Depreciation and Amortization. Depreciation and amortization for the three months ended December 31, 2002 increased 2.9% to $3.5 million from $3.4 million for the comparable 2002 period. Depreciation and amortization as a percentage of net sales increased 0.1 percentage points to 7.1% for the quarter ended December 31, 2002 from 7.0% for the comparable 2002 period. These increases are the result of additional expense related to the addition of one new restaurant since the comparable 2002 period and to one restaurant added during the first quarter of fiscal 2002 that was not open for the entire fiscal 2002 period and to the depreciation expense related to the addition of a new corporate office and the amortization of a new accounting software package since the comparable 2002 period. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback of three restaurant locations since the comparable 2002 period.

Interest Income. Interest income for the three months ended December 31, 2002 decreased 33.3% to $14,000 from $21,000 for the comparable 2002 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense. Interest expense for the three months ended December 31, 2002 decreased 16.7% to $1.0 million from $1.2 million for the comparable 2002 period as a result of both lower interest rates and reduction in debt balances since the same period in the prior fiscal year.

Other Expense, net. Other expense, net for the three months ended December 31, 2002 decreased 37.7% to $86,000 from $138,000 for the comparable 2002 period as a result of fewer asset disposals during the three months ended December 31, 2002 compared to the same period in fiscal 2002.

Provision for Income Taxes. Income tax benefit (expense) for the first quarter of fiscal 2003 was an expense of ($144,000) compared to a benefit of $451,000 for the comparable 2002 period. This increase is primarily due to increased taxable earnings during the 2002 period combined with an increase in the Company’s effective income tax rate since the same period in the prior fiscal year. The Company’s effective tax rate for the three months ended December 31, 2002 increased 1.6 percentage points to 41.1% from 39.5% for the quarter ended December 31, 2001 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been both for funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and sale of Company stock. The Company does not have significant receivables and receives trade credit based upon negotiated terms when purchasing food and supplies.

Capital expenditures totaled $4.0 million during the first three months of fiscal 2003 and $2.5 million for the comparable period in fiscal 2002. During the first three months of fiscal 2003, the Company made capital expenditures of $2.8 million (including the decrease in construction costs included in accounts payable) for construction of future restaurants and a kitchen facility (two new restaurants and a stand-alone kitchen facility opened during the second quarter of fiscal 2003) and $1.1 million for capital improvements at existing sites. For the first three months of fiscal 2002, the Company paid $1.4 million (including the decrease in construction costs included in accounts payable) for the opening of one new restaurant and construction of future restaurants, and paid $1.2 million for capital improvements at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

During the first three months of fiscal 2003, the Company generated $1.5 million in cash flows from operating activities, received $0.3 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan and received proceeds from sale-lease back transactions of $3.1 million. For the first three months of fiscal 2003, the Company made repayments of $3.3 million towards its long-term debt obligations.

The Company’s total capital budget for fiscal 2003 is $12.7 million, including $6.7 million for the completion of three new restaurants, one stand-alone kitchen facility and $6.0 million for capital improvements for existing facilities. For the three remaining quarters of fiscal 2003 the Company has a residual budget for capital expenditures in the amount of $3.9 million related to the opening of two new stores and the stand-alone kitchen facility and $4.9 million for capital improvements at existing sites. The development of two new stores and the kitchen facility was in process as of December 31, 2002 and was completed during January 2003. See “Business Risks—Expansion Risks.”

In addition to funds generated from operations, the Company may need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion of new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and to meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $40.3 million outstanding at December 31, 2002. See “Business Risks—Capital Requirements.”

As of December 31, 2002, the Company operated 95 restaurants. The Company currently owns the land or land and buildings for 24 restaurants, including the land for certain sites the Company expects to open during fiscal 2004. The Company did not open any new restaurants during the first three months of fiscal 2003.

The Company incurred restaurant opening costs of $55,000 during the first quarter of fiscal 2003 for the opening of two new restaurants and one stand-alone kitchen facility that opened during the second quarter of fiscal 2003. For restaurant sites planned to open in fiscal 2003 and 2004 the Company has signed two leases, and purchased two sites. See “Business

Risks – Expansion Risks.”

IMPACT OF INFLATION

The primary inflationary factors affecting the Company’s operations include food and beverage and labor costs. Minimum wage increases have affected earnings during the current fiscal year. Substantial increases in costs and expenses, particularly food, supplies, labor, utilities, operating expenses, and fuel costs could have a significant impact on the Company’s operating results to the extent that such increases cannot be passed along to guests.

OTHER

The Company is not a party to off-balance sheet arrangements, does not engage in trading activities involving non-exchange traded contracts, and is not a party to any transaction with persons or activities that derive benefits from their non-independent relationships with the Company.

NEW ACCOUNTING STANDARDS

In April 2002 the FASB issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale lease-back transactions be accounted for in the same manner as sale lease-back transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. The Company adopted the provisions of SFAS No. 145 on October 1, 2002 and does not anticipate that the adoption of SFAS No. 145 will have a material effect on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial statements.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), “Acquisitions of Certain Financial Institutions”, which no longer requires the separate recognition and subsequent amortization of goodwill that was originally required by SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. Instead, SFAS No. 72 goodwill would be accounted for in accordance with Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets and would be subject to an annual impairment test. SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope core deposit intangibles. Those intangible assets are now subject to the same recoverability and impairment loss recognition provisions that SFAS No. 144 requires for other long-lived assets. SFAS 147 was effective October 1, 2002. The Company does not expect the adoption of SFAS 147 to have a material effect on the financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 (SFAS No. 123) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption. SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the Statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The Company is required to adopt SFAS 148 in the quarter ended March 31, 2003 (fiscal 2003 second quarter). The Company does not expect the adoption of SFAS 148 to have a material effect on the financial statements.

BUSINESS RISKS

The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

In fiscal 2001 and 2002 the Company experienced an increase of 3.3% and 2.1%, respectively, in comparable restaurant sales. In the first three months of fiscal 2002 and 2003, the Company’s comparable restaurant sales increased 0.4% and 3.6% respectively. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in such sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. Further, the Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period.

Expansion Risks

The Company opened ten restaurants in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant), two in fiscal 2002, and has opened two restaurants and one stand-alone kitchen facility to date in fiscal 2003. Both restaurants were opened during the second quarter of fiscal 2003 in an existing region in Southern California. The Company currently does not have plans to open any additional restaurants in fiscal 2003. The Company’s ability to achieve its expansion plans in the future will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a store opens. Additionally, owned restaurants generally require significantly more up–front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans.

Since its inception, the Company has closed three non-performing buffet restaurants, one mini restaurant, two Ladles restaurants and one SLURP! restaurant due to poor operating performance. Given the number of restaurants in current operation and the Company’s projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write–off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

There can be no assurance that the Company will successfully expand into new regions or that new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

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

Capital Requirements

In addition to funds generated from operations, the Company may need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and to meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $40.3 million outstanding at December 31, 2002.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, employee benefit costs (including increases in hourly wage and minimum unemployment tax rates – See “Business Risks—Minimum Wage”), rent increases resulting from the rent escalation provisions in the Company’s leases, escalating insurance costs for general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks—Reliance on Key Suppliers and Distributors”.

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

Planned Marketing Expenditures

The Company has incurred marketing expenditures during the first quarter of fiscal 2003 to attempt to increase guest counts. A significant portion of the Company’s external marketing effort consists of attracting guests through the use of freestanding inserts (“FSIs”). FSIs contain descriptive information regarding the restaurants, as well as in most cases, discount coupons. FSIs are distributed by direct mail and through newspapers. In addition, the Company has a “Business–to–Business” program under which it mails discount cards to local businesses for distribution to their employees. The discount cards entitle the employees to a certain price discount on each repeat visit during a specified period. In markets in which the Company has sufficient penetration, the Company uses radio advertising to stimulate demand. In fiscal 2002, the Company used radio advertising in its San Diego, Phoenix, and Southeast Florida markets. In addition, the restaurants often co–sponsor fund–raising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre–opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of the restaurant. There can be no assurance that the marketing and promotion strategies discussed herein will result in higher net sales in the future.

Other Operating Expenditures

Since the period ended December 31, 2001, the Company has converted three locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

The Company continues to experience increased insurance costs and higher repair and maintenance expenditures in its existing stores. Such increases may affect store profitability. There can be no assurance that the increases in repair and maintenance expenditures will not continue to impact the Company’s ability to control costs in the future.

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

The Corporate Accounting and Information System. In May 2002, the Company completed its conversion to new accounting software which replaced not only the previous software, but also incorporated the Company’s distribution and purchasing functions into an integrated system. The corporate system directly interfaces with the Company restaurant system, which creates a seamless flow of information throughout the Company.

There can be no assurance that the Company will experience higher net sales, cost reduction savings or increases in net income in the future through the use of its proprietary restaurant information system or the corporate accounting system.

Seasonality and Quarterly Fluctuations

The Company’s business experiences seasonal fluctuations, as a disproportionate amount of the Company’s net income is generally realized in the second, third and fourth fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Geographic Concentration: Restaurant Base

Forty of the Company’s 97 existing restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

Reliance on Key Suppliers and Distributors

The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial conditions and results of operations. The Company has several local produce distributors and also distributes other grocery items through its own distribution system out of one warehouse on the West Coast and one on the East Coast. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s warehouses, restaurants and restaurant central kitchens through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “Business Risks—Cost Sensitivity”.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 1, 2002 the Company entered into a line of credit agreement (Credit Agreement) with Wells Fargo Bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. At December 31, 2002 the Company did not have an outstanding balance under its line of credit agreement with the bank. Should the Company draw from this line of credit, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing net interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability. This agreement terminates on January 31, 2004.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of management, including the principal executive and principal financial officers, the effectiveness of the design and operation of our disclosure controls and procedures was evaluated, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings	Not Applicable
Item 2. Changes in Securities	Not Applicable
Item 3. Defaults Upon Senior Securities	Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable
Item 5. Other Information	Not Applicable
Item 6. Exhibits and Reports on Form 8-K

Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 25 herewith.

Reports on Form 8-K:

No reports on Form 8-K have been filed by the Company during the fiscal quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:

GARDEN FRESH RESTAURANT CORP.
February 11, 2003	(Registrant)

/s/ Michael P. Mack
Michael P. Mack Chief Executive Officer/President (Principal Executive Officer)

:	/s/ David W. Qualls
David W. Qualls Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, Michael P. Mack, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Garden Fresh Restaurant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer, President and Director

CERTIFICATIONS

I, David W. Qualls, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Garden Fresh Restaurant Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp. (1)
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001. (6)
3.3	Bylaws of Garden Fresh Restaurant Corp., as amended. (2)
4.1	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001. (6)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.
(3)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed on May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.