Form 10-Q
period 2003-03-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2003-05-13
CIK 942133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

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

The number of shares of Common Stock, $.01 par value, outstanding as of April 30, 2003 was 5,794,000. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.

FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2002	March 31, 2003
		(Unaudited)
ASSETS

Cash and cash equivalents	$5,294	$6,473
Inventories	9,123	9,566
Other current assets	3,919	4,696

Total current assets	18,336	20,735

Property and equipment, net	132,638	130,557
Intangible and other assets	2,032	2,285

TOTAL ASSETS	$153,006	$153,577

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$5,604	$4,779
Current portion of long-term debt	10,635	10,739
Revolving line of credit	—	1,500
Accrued liabilities	11,743	12,383

Total current liabilities	27,982	29,401

Deferred income taxes	8,336	8,471
Long-term debt, net of current portion	32,970	29,443
Other liabilities	3,485	3,812

Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2002 and March 31, 2003 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2002 and March 31, 2003, respectively	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2002 and March 31, 2003, respectively; 5,732,822 and 5,786,339 shares issued and outstanding at September 30, 2002 and March 31, 2003, respectively	57	58
Additional paid-in capital	60,133	60,568
Retained earnings	20,043	21,824

Total shareholders’ equity	80,233	82,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,006	$153,577

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net sales	$55,948	$56,445	$103,827	$106,130
Costs and expenses:
Costs of sales	13,324	13,645	25,628	25,986
Restaurant operating expenses:
Labor	17,446	17,697	33,462	33,802
Occupancy and other expenses	13,036	14,093	25,692	26,814
General and administrative expenses	3,460	3,462	6,623	7,028
Restaurant opening costs	101	175	306	230
Depreciation and amortization	3,383	3,722	6,748	7,227

Total costs and expenses	50,750	52,794	98,459	101,087

Operating income	5,198	3,651	5,368	5,043

Other income (expense):
Interest income	12	18	33	32
Interest expense	(1,136)	(843)	(2,332)	(1,813)
Other expense, net	(118)	(73)	(256)	(159)

Income before provision for income taxes	3,956	2,753	2,813	3,103
Provision for income taxes	(1,562)	(1,178)	(1,111)	(1,322)

Net income	$2,394	$1,575	$1,702	$1,781

Basic net income per common share:	$0.42	$0.27	$0.30	$0.31

Shares used in computing basic net income per common share	5,688	5,785	5,688	5,769

Diluted net income per common share:	$0.42	$0.27	$0.30	$0.30

Shares used in computing diluted net income per common share	5,728	5,922	5,708	5,927

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended March 31,
	2002	2003
Cash flows from operating activities:
Net income	$1,702	$1,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,748	7,227
Loss on disposal of property and equipment	257	195
Provision for deferred income taxes	—	135
Tax benefit from exercise of common stock options	—	47
Amortization of deferred gain on sale-leaseback of properties	(24)	(30)
Changes in operating assets and liabilities:
Inventories	(706)	(443)
Other current assets	(372)	(777)
Intangible and other assets	(376)	(268)
Accounts payable	(2,406)	(270)
Accrued liabilities	3,419	101
Other liabilities	142	213

Net cash provided by operating activities	8,384	7,911

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(2,375)	(4,611)
Existing restaurant additions	(2,263)	(3,129)
Decrease in construction costs included in accounts payable	(805)	(555)
Proceeds from sale-lease back transactions	4,910	3,097

Net cash used in investing activities	(533)	(5,198)

Cash flows from financing activities:
Borrowings under line of credit	—	1,500
Repayments under line of credit	(450)	—
Proceeds from long-term debt	5,935	3,681
Repayment of short-term debt	(2,700)	—
Repayment of long-term debt	(5,535)	(7,104)
Net proceeds from issuance of common stock	71	389

Net cash used in financing activities	(2,679)	(1,534)

Net increase in cash and cash equivalents	5,172	1,179
Cash and cash equivalents at beginning of period	165	5,294

Cash and cash equivalents at end of period	$5,337	$6,473

Supplemental disclosure of noncash investing and financing transactions:
Property and equipment asset purchases in accounts payable and accrued liabilities	$122	$530
Replacement of line of credit with short-term debt	$8,700	$—

See notes to unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

2.	STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in the quarter ended March 31, 2003.

At March 31, 2003, the Company had two stock-based employee compensation plans, which consist of employee stock option grants and the employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. No compensation expense has been recognized for employee stock option grants, which are fixed in nature, as the options have been granted at fair market value. No compensation expense has been recognized for the employee stock purchase plan. Had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, expense for the Company’s stock-based compensation awards and employee stock purchase plan shares issued during the three and six months ended March 31, 2002 and 2003 would have been determined based on the fair value of the awards at the grant dates, and the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net income, as reported	$2,394	$1,575	$1,702	$1,781
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(251)	(267)	(484)	(497)

Pro forma net income	$2,143	$1,308	$1,218	$1,284

Net income per common share:
Basic:
As reported	$0.42	$0.27	$0.30	$0.31

Pro forma	$0.38	$0.23	$0.21	$0.22

Diluted:
As reported	$0.42	$0.27	$0.30	$0.30

Pro forma	$0.37	$0.22	$0.21	$0.22

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2002 and 2003, respectively: dividend yield of 0.0% for each year, expected volatility of 109.45% and 115.25%, risk-free interest of 3.85% and 3.08%, and expected lives of 5.0 years for each year. The fair value of the employees’ purchase rights pursuant to the employee stock option purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 2002 and 2003: dividend yield of 0.0% for each year, expected volatility of 36.57% and 26.62%, risk-free interest of 2.27% and 1.54%, and expected lives of 6 months for each year.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

3.	NET INCOME PER COMMON SHARE

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

Potential issuances of common stock of 40,000 and 137,000 shares for the three month periods ended March 31, 2002 and 2003, respectively, and 20,000 and 158,000 shares for the six month periods ended March 31, 2002 and 2003, respectively, were used to calculate diluted net income per common share. There were no reconciling items in calculating the numerator for basic and diluted net income per common share for either of the periods presented. Shares related to stock options of 1,031,000 and 692,000 for the three month periods ended March 31, 2002 and 2003, respectively, and 1,031,000 and 669,000 shares for the six month period ended March 31, 2002 and 2003, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

4.	SALE-LEASE BACK TRANSACTIONS

During the six months ended March 31, 2002, the Company entered into two sale-leaseback transactions whereby the Company sold and leased back the land and building for two separate restaurant sites. The Company received net proceeds of $4.9 million for the two transactions and recorded deferred gains of $131,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases. There were no sale-lease back transactions during the quarter ended March 31, 2002. Both of the sale-lease back transactions described above occurred during the first quarter of fiscal 2002.

During the six months ended March 31, 2003, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3.1 million for the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease. There were no sale lease-back transactions during the quarter ended March 31, 2003. This sale-lease back transaction described above occurred during the first quarter of fiscal 2003.

5.	NEW CREDIT AGREEMENT

On November 1, 2002, the Company entered into a line of credit agreement (Credit Agreement) with a bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement, the proceeds of which shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on this line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. The Company’s Credit Agreement contains various financial covenants and restrictions. The Credit Agreement expires on January 31, 2004. As of March 31, 2003, the outstanding balance under this agreement was $1.5 million, which was repaid in April 2003.

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

There is intense competition in the quick casual service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities against individually owned restaurants as well as other national and regional chains, some of which have significantly greater financial resources and market penetration. The Company’s results of operations depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, economic and political conditions, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. It is important to note that the Company’s actual results could differ materially from expectations. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by escalating costs of both utilities and fuel, as well as increased labor costs. The Company’s results of operations can also be adversely affected by increasing occupancy and insurance costs, interest rates, inflation, recession and other factors over which the Company has no control. Other factors that may cause actual results to differ materially from expectations include changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities, including litigation costs; and the possibility of unforeseen events affecting the industry in general. There can be no assurance as to when, if ever, these trends can or will be reversed or that earnings will not be materially affected.

This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of its unaudited financial statements. The preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates their estimates, including those related to impairment of long-lived assets, accruals for workers compensation and general liability insurance, and contingencies and litigation. These estimates are based on the information that is currently available to the Company and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

The Company believes that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its unaudited financial statements:

•	The Company maintains accruals for workers’ compensation and general liability insurance, which are recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of these accruals by evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to the workers’ compensation insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s employee benefits expense. An increase or decrease to the general liability insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s occupancy and other expense.

•	The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include landlord disputes, professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. The Company is currently in two separate disputes with one landlord and one vendor and accordingly has recorded a liability for its estimated losses under these disputes totaling $85,000. The Company is not aware of any additional pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims or should the amounts it is currently disputing change, it will re-evaluate the probability of an adverse outcome and provide new or additional accruals for such contingencies as necessary.

•	The Company assesses the impairment of long-lived assets to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales of certain items included in the Company’s statement of operations for the periods indicated.

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2002	2003	2002	2003
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Costs of sales	23.8%	24.2%	24.7%	24.5%
Restaurant operating expenses:
Labor	31.2%	31.3%	32.2%	31.8%
Occupancy and other expenses	23.3%	25.0%	24.7%	25.3%
General and administrative expenses	6.2%	6.1%	6.4%	6.6%
Restaurant opening costs	0.2%	0.3%	0.3%	0.2%
Depreciation and amortization	6.0%	6.6%	6.5%	6.8%

Total costs and expenses	90.7%	93.5%	94.8%	95.2%

Operating income	9.3%	6.5%	5.2%	4.8%
Interest income	—	—	—	—
Interest expense	(2.0%)	(1.5%)	(2.2%)	(1.7%)
Other expenses, net	(0.2%)	(0.1%)	(0.3%)	(0.2%)

Income before provision for income taxes	7.1%	4.9%	2.7%	2.9%
Provision for income taxes	(2.8%)	(2.1%)	(1.1%)	(1.2%)

Net income	4.3%	2.8%	1.6%	1.7%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Net Sales.    Net sales for the second quarter of fiscal 2003 increased 0.9% to $56.4 million from $55.9 million for the comparable 2002 period primarily due to the two additional restaurant openings during the three months ended March 31, 2003 and an opening in second quarter fiscal of 2002 that was not open during the entire 2002 period. This was partially offset by comparable restaurant sales which decreased for the second quarter of fiscal 2003 by 1.1% due to decreased comparable restaurant guest counts of 4.2% offset by a 3.3% increase in same store average meal price since the comparable 2002 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.     Costs of sales for the second quarter of fiscal 2003 increased 2.3% to $13.5 million from $13.3 million for the comparable period in fiscal 2002, which is attributable to the two additional restaurant openings during the quarter and a restaurant opening in second quarter fiscal 2002 that was not open during the entire 2002 period. As a percentage of net sales, costs of sales increased 0.4 percentage points to 24.2% from 23.8% since the comparable 2002 period, which is due to higher food costs associated with the investment in menu development and seasonal promotions during the quarter. See “Business Risks—Certain Operating Results and Considerations”.

Labor Expense.    Labor expense for the second quarter of fiscal 2003 increased 1.7% to $17.7 million from $17.4 million for the comparable 2002 period. This increase was primarily driven by the addition of two new restaurants and a stand-alone kitchen facility since the comparable 2002 period and the one restaurant added during the fiscal 2002 second quarter which had not been open during the entire 2002 period. As a percentage of net sales, fiscal 2003 second quarter labor expense increased 0.1 percentage points to 31.3% from 31.2% since the comparable 2002 period as a result of higher wage rates across markets, increased health and worker’s compensation insurance premiums for restaurant employees due to escalating rate pressures from the insurance industry, increased costs for employee benefits, partially offset by a decrease in incentive compensation plans. See “Business Risks—Minimum Wage”.

Occupancy and Other Expenses.    Occupancy and other expenses increased 8.5% for the second quarter of fiscal 2003 to $14.1 million from $13.0 million for the comparable 2002 period, which is attributable to the addition of two restaurants and a stand-alone kitchen facility in the current quarter. Occupancy and other expenses as a percentage of net sales increased 1.7 percentage points to 25.0% from 23.3% for the comparable 2002 period. The increase as a percentage of net sales is the result of an increase in marketing expenses resulting from timing shifts in marketing programs, increases in base rent from Consumer Price Index (CPI) escalations for leased sites as well as increased rent from the sale-leaseback of three sites since the comparable period in the prior year. In addition, the increase can be attributed to higher utility costs and increased liability and property insurance costs as a result of increased rate pressure throughout the insurance industry. The Company anticipates occupancy and other expenses to increase as it continues to experience rising insurance premiums, increasing rent expense resulting from CPI escalation clauses under operating leases and higher repair and maintenance expenses relating to its aging restaurant base. Should the Company undertake additional sale-leasebacks of existing sites it would incur increased base rent related to new leases at those sites but experience a decrease in depreciation expense related to the sale of those assets. See “Business Risks—Planned Marketing Expenditures” and “Business Risks—Other Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the three months ended March 31, 2003 were $3.5 million and remained consistent with the comparable 2002 period. As a percentage of net sales, general and administrative expenses decreased 0.1 percentage points to 6.1% from 6.2% since the comparable 2002 period. The decrease as a percentage of net sales is primarily the result of increased net sales.

Restaurant Opening Costs.    Restaurant opening costs for the three months ended March 31, 2003 increased 73.3% to $175,000 from $101,000 for the comparable period in the prior year. Restaurant opening costs as a percentage of net sales increased 0.1 percentage points to 0.3% for the second quarter of fiscal 2003 from 0.2% for the comparable 2002 period. The increase is consistent with the Company’s increase in restaurant opening activity for the quarter ended March

31, 2003 when the Company opened two restaurants and one stand-alone kitchen facility compared to one restaurant opened during the same period in the prior year.

Depreciation and Amortization.    Depreciation and amortization for the three months ended March 31, 2003 increased 8.8% to $3.7 million from $3.4 million for the comparable 2002 period. Depreciation and amortization as a percentage of net sales increased 0.6 percentage points to 6.6% for the quarter ended March 31, 2003 from 6.0% for the comparable 2002 period. These increases are the result of additional expense related to the addition of two new restaurants and the stand-alone kitchen facility since the comparable 2002 period and to one restaurant added during the second quarter of fiscal 2002 that was not open for the entire fiscal 2002 period, as well as the depreciation expense related to the addition of a new corporate office and the amortization of a new accounting software package since the comparable 2002 period. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback of three restaurant locations since the comparable 2002 period.

Interest Income.    Interest income for the three months ended March 31, 2003 increased 50% to $18,000 from $12,000 for the comparable 2002 period as a result of higher average cash balances.

Interest Expense.    Interest expense for the three months ended March 31, 2003 decreased 27.3% to $0.8 million from $1.1 million for the comparable 2002 period as a result of both lower interest rates and a reduction in debt balances since the same period in the prior fiscal year.

Other Expense, net.    Other expense, net for the three months ended March 31, 2003 decreased 38.1% to $73,000 from $118,000 for the comparable 2002 period as a result of fewer write offs related to asset disposals during the three months ended March 31, 2003 compared to the same period in fiscal 2002.

Provision for Income Taxes.    Income tax expense for the second quarter of fiscal 2003 decreased 25.0% to $1.2 million from $1.6 million for the comparable 2002 period. This decrease is primarily due to decreased taxable earnings during the 2003 period primarily offset by an increase in the Company’s effective income tax rate since the same period in the prior fiscal year. The Company’s effective tax rate for the three months ended March 31, 2003 increased 3.3 percentage points to 42.8% from 39.5% for the quarter ended March 31, 2002 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2003

Net Sales.    Net sales for the six months ended March 31, 2003 increased 2.2% to $106.1 million from $103.8 million for the comparable 2002 period. This increase was due to the combination of both the opening of two restaurants since the comparable 2002 period and one restaurant added during the second quarter of fiscal 2002 that was not open during the entire period, and the increase in comparable restaurant sales of 1.1%. The comparable restaurant sales increase was driven by an average meal price increase of 4.2% offset by decreased guest counts of 3.1% versus the comparable 2002 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales.    Costs of sales for the six months ended March 31, 2003 increased 1.6% to $26.0 million from $25.6 million for the comparable 2002 period. This increase was due to the addition of two restaurants since the comparable 2002 period combined with increased spending related to menu development. As a percentage of net sales, costs of sales decreased 0.2 percentage points to 24.5% from 24.7% since the comparable 2002 period as a result of efficiencies achieved through the utilization of the FMS integration which includes the Company’s purchasing, central kitchens and distribution centers. See “Business Risks—Certain Operating Results and Considerations”.

Labor Expense.    Labor expense for the six months ended March 31, 2003 increased 0.9% to $33.8 million from $33.5 million for the comparable 2002 period. This increase was due primarily to the addition of two restaurants and a stand-alone kitchen facility since the comparable 2002 period. As a percentage of net sales, the labor expense decreased 0.4 percentage points to 31.8% from 32.2% in the comparable 2002 period as a result of programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. See “Business Risks—Minimum Wage.”

Occupancy and Other Expenses.    Occupancy and other expenses for the six months ended March 31, 2003 increased 4.3% to $26.8 million from $25.7 million for the comparable 2002 period, which is attributable to the addition of two restaurants and one stand-alone kitchen facility since the comparable 2002 period. Occupancy and other expenses as a percentage of net sales increased 0.6 percentage points to 25.3% from 24.7% for the comparable 2002 period. This was due primarily to increases in base rent associated with sale-leasebacks and escalating rent due to CPI increases from operating leases, higher utility costs predominantly in California, higher property and liability insurance costs as a result of increased rate pressure throughout the insurance industry, and increased repair and maintenance costs for aging restaurants. See “Business Risks—Planned Operating Expenditures”.

General and Administrative Expenses.    General and administrative expenses for the six months ended March 31, 2003 increased 6.1% to $7.0 million from $6.6 million for the comparable 2002 period. As a percentage of net sales, general and administrative expenses increased 0.2 percentage points to 6.6% from 6.4% for the comparable 2002 period. The increase as a percentage of net sales is the result of higher rent and related expenses for the new corporate office and increased staffing in the real estate and marketing departments, which were only partially offset by higher sales.

Restaurant Opening Costs.    Restaurant opening costs for the six months ended March 31, 2003 decreased 33.3% to $0.2 million from $0.3 million for the comparable 2002 period. Restaurant opening costs as a percentage of net sales decreased 0.1 percentage points to 0.2% from 0.3% for the comparable 2002 period. These decreases are the result of the timing and nature of the restaurant opening costs which are expensed in the period incurred. Two restaurants and a stand-alone kitchen facility were opened during the first half of fiscal 2003 compared to two new restaurants and one of the Company’s distribution centers opened during the first half of fiscal 2002.

Depreciation and Amortization.    Depreciation and amortization for the six months ended March 31, 2003 increased 7.5% to $7.2 million from $6.7 million for the same period in fiscal 2002. Depreciation and amortization as a percentage of net sales increased 0.3 percentage points to 6.8% from 6.5% for the comparable period in 2002. These increases were due to additional depreciation for the assets purchased for the two new restaurants and stand-alone kitchen facility opened since the comparable 2002 period combined with the two new restaurants that were not open for the entire fiscal 2002 period, as well as additional assets purchased for existing restaurants. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback of three restaurant locations since the comparable 2002 period.

Interest Income.    Interest income for the six months ended March 31, 2003 decreased 3.0% to $32,000 from $33,000 for the comparable 2002 period due to a combination of decreased interest rates and higher average cash balances compared to the same period in the prior year.

Interest Expense.    Interest expense for the six months ended March 31, 2003 decreased 21.7% to $1.8 million from $2.3 million for the comparable 2002 period. Interest expense as a percentage of net sales decreased 0.5 percentage points to 1.7% from 2.2% for the same period in 2002 as a result of overall decreases in outstanding debt.

Other Expense, net.    Other expense, net for the six months ended March 31, 2003 was $0.2 million compared to $0.3 million for the comparable 2002 period. The fluctuation is due primarily to decreased asset disposals in fiscal 2003 compared to fiscal 2002.

Provision for Income Taxes.    Income tax expense for the six months ended March 31, 2003 increased $0.2 million to $1.3 million compared to $1.1 million for the comparable 2002 period. The increase is primarily due to increased taxable earnings during the 2003 period as compared to the same period in the prior year combined with an increase in the Company’s effective income tax rate. The Company’s effective income tax rate for the six months ended March 31, 2003 increased 3.1 percentage points to 42.6% from 39.5% for the six months ended March 31, 2002 mainly as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates and a revision to the Company’s original fiscal 2003 estimated income before tax. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been both for funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and the sale of Company stock. Cash and cash equivalents increased $1.2 million to $6.5 million at March 31, 2003 from $5.3 million at the beginning of the fiscal year. The higher cash balance at March 31, 2003 resulted from cash generated from operations and the receipt of proceeds related to financing activities during the six months ended March 31, 2003. These proceeds were used to fund capital expenditures and to repay borrowings that existed previously.

Capital expenditures totaled $8.3 million during the first six months of fiscal 2003 and $5.4 million for the comparable period in fiscal 2002. During the first six months of fiscal 2003, the Company made capital expenditures of $5.2 million (including the decrease in construction costs included in accounts payable) for construction of two new restaurants and a stand-alone kitchen facility, which opened during the second quarter of fiscal 2003, and $3.1 million for capital improvements at existing sites. For the first six months of fiscal 2002, the Company paid $3.1 million (including the decrease in construction costs included in accounts payable) for the opening of two new restaurants and construction of future restaurants, $0.1 million for a future stand-alone kitchen facility, and paid $2.3 million for capital improvements at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

The Company’s original capital budget for fiscal 2003 totaled $12.7 million, which included $6.7 million for the completion of the construction of three new restaurants, one stand-alone kitchen facility and $6.0 million for capital improvements for existing facilities. During the first six months of fiscal 2003, the Company reduced the number of restaurants it planned to open from three to two, reducing the capital budget for new restaurant development by $2.0 million to $4.7 million. For the two remaining quarters of fiscal 2003 the Company has a residual budget for capital expenditures in the amount of $2.9 million related to improvements at existing sites. In January 2003, the Company completed its development of the two new restaurants and the stand-alone kitchen facility. The Company currently does not have plans to open any additional restaurants in fiscal 2003. See “Business Risks—Expansion Risks.”

During the first half of fiscal 2003, the Company generated $7.9 million in cash flows from operating activities, obtained $3.7 million from long-term equipment financing and $1.5 million from the draw on the line of credit, received proceeds from a sale-lease back transaction of $3.1 million, and received $0.4 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company made repayments of $7.1 million towards its long-term debt obligations during the six months ended March 31, 2003.

The Company’s working capital deficit decreased $0.9 million to $8.7 million at March 31, 2003 from $9.6 million at September 30, 2002, primarily due to increases in cash and inventories and a decrease in accounts payable, partially offset by an increase in accrued liabilities and the revolving line of credit.

The Company and the restaurant industry in general maintain insignificant receivables and vendors grant trade credit for purchasing food and supplies. Inventories have increased $0.4 million from September 30, 2002 in order to support the addition of two new restaurants and a stand-alone central kitchen during the six months ended March 31, 2003. The Company also continues to invest in the business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. As of March 31, 2003 the current ratio increased to 0.71 to 1 compared with 0.66 to 1 at the beginning of the fiscal year, primarily due to the increase in cash, inventories and current portion of long-term debt and to borrowings under the line of credit, offset by a decrease in accounts payable. There can be no assurance that the Company will continue to reduce its working capital deficit in the future.

As of March 31, 2003, the Company operated 97 restaurants. The Company currently owns the land or land and buildings for 24 restaurants, including the land for two sites related to future openings. The Company opened two restaurants and a stand-alone kitchen facility during the three months ended March 31, 2003.

The Company incurred restaurant opening costs of $0.2 million during the six months ended March 31, 2003 for the opening of two new restaurants and one stand-alone kitchen facility that opened during January 2003. The Company has purchased two sites for restaurants planned to open in the future. See “Business Risks—Expansion Risks.”

The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition to funds generated from operations, the Company may need to obtain external financing in the form of a sale-lease back of owned properties and long-term debt financing to complete its long-term plans for expansion of new restaurants and improvements to existing restaurants and to meet principal payments on its existing loans for the remainder of fiscal year 2003 and beyond. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace and cease improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $41.7 million outstanding at March 31, 2003. Based upon current levels of operations and anticipated growth, the Company expects that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditures and working capital requirements. See “Business Risks—Capital Requirements.”

The Company is subject to a number of covenants under various debt instruments, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of March 31, 2003, the Company was in compliance with all such covenants.

Total debt outstanding decreased to $41.7 million, including the line of credit balance, at March 31, 2003 from $43.6 million at the beginning of the fiscal year. The Company is also subject to payments under specific contractual obligations and commitments. A summary of those contractual obligations and commercial commitments as of March 31, 2003 is as follows:

	Payments due by period as of March 31, 2003 (In thousands)
Contractual obligations	Less than 1 year	2 – 3 years	4 – 5 years	Thereafter	Total
Long-term debt	$10,739	$27,137	$2,306	$—	$40,182
Revolving line of credit	1,500	—	—	—	1,500
Operating leases	14,415	27,041	23,827	93,150	158,433
Minimum purchase obligations (1)	1,725	415	—	—	2,140

Total cash contractual obligations	$28,379	$54,593	$26,133	$93,150	$202,255

	Amount of commitment expiration per period as of March 31, 2003 (In thousands)
Commercial commitments	Less than 1 year	2 – 3 years	4 – 5 years	Thereafter	Total
Guarantee (2)	$43	$43	$—	$—	$86

Total commercial commitments	$43	$43	$—	$—	$86

(1)	Consists of procurement contracts with minimum purchase obligations related to tangible goods.
(2)	Consists solely of a guarantee associated with sub-leased property. The Company is not aware of any non-performance under the sub-lease arrangement that would result in the Company having to perform in accordance with the terms of the guarantee and has not recorded a liability related to this guarantee. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation.

The Company is not aware of any other factors, which are reasonably likely to affect the liquidity, other than those discussed above and disclosed as business risks and risk factors disclosed in the Company’s Form 10-K filed with the SEC. While the Company has noted that certain operating expenses, including insurance and occupancy costs, are rising and the economy has slowed down, the Company believes that there are sufficient funds available from operations, the existing credit facility and the sale lease-back of restaurant properties to accommodate the Company’s future growth.

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

NEW ACCOUNTING STANDARDS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation—Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 (SFAS No. 123) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption. SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the Statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The Company adopted the interim provisions SFAS No. 148 in the quarter ended March 31, 2003 and does not expect the adoption of SFAS No. 148 will have a material effect on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45”. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45 as of January 1, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor”. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company has adopted the provisions of Issue 02-16 in the second quarter of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003. The adoption did not have a material impact on the Company’s results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

BUSINESS RISKS

The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

In fiscal 2001 and 2002 the Company experienced an increase of 3.3% and 2.1%, respectively, in comparable restaurant sales. In the first six months of fiscal 2002 and 2003, the Company’s comparable restaurant sales increased 1.4% and 1.1% respectively. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in such sales. The Company’s comparable restaurant sales for the second quarter of fiscal year 2003 decreased 1.1% from the comparable period in fiscal 2002 and the Company believes that it may from time to time in the future experience additional declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. Further, the Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period.

Expansion Risks

The Company opened ten restaurants in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant), two in fiscal 2002, and has opened two restaurants and one stand-alone kitchen facility to date in fiscal 2003. Both restaurants and the stand-alone kitchen facility were opened during the second quarter of fiscal 2003 in an existing region in Southern California. The Company currently does not have plans to open any additional restaurants in fiscal 2003. The Company’s ability to achieve its expansion plans in the future will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, negotiate acceptable lease or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a restaurant opens. Additionally, owned restaurants generally require significantly more up–front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans.

Since its inception, the Company has closed non-performing buffet restaurants and concept restaurants due to poor operating performance. Given the number of restaurants in current operation and the Company’s projected expansion rate, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write–off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

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

Multi-unit food service businesses such as the Company’s can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns with respect to the nutritional value of certain food. To minimize the risk of food-borne illness, the Company has implemented sanitation audits through its Food Management System for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to Company restaurants in particular, or within the food service industry in general, could have a material adverse effect on our financial condition and results of operations.

Capital Requirements

In addition to funds generated from operations, the Company may need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and to meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace or at all and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $41.7 million outstanding at March 31, 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, employee benefit costs (including increases in hourly wage and minimum unemployment tax rates—See “Business

Risks—Minimum Wage”), rent increases resulting from the CPI rent escalation provisions in the Company’s leases, escalating insurance costs for health benefits, general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks—Reliance on Key Suppliers and Distributors”.

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

Planned Marketing Expenditures

The Company has incurred increased marketing expenditures during the first six months of fiscal 2003 as an attempt to increase guest counts. A significant portion of the Company’s external marketing effort consists of attracting guests through the use of freestanding inserts, print media, and radio advertising as a means to increase market awareness. In addition, the restaurants often co–sponsor fund–raising events in the restaurants for local charitable and other community organizations. There can be no assurance that the marketing and promotion strategies discussed herein will be successful or benefit the Company by increasing guest counts or achieving higher net sales in the future.

Other Operating Expenditures

Since March 31, 2002, the Company has converted three locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in restaurant rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, restaurant rent expense will continue to increase as a result.

The Company continues to experience increased insurance costs and higher repair and maintenance expenditures in its existing restaurants. Such increases may affect restaurant profitability. There can be no assurance that the increases in repair and maintenance expenditures will not continue to impact the Company’s ability to control costs in the future.

Importance of Key Employees

The success of the Company and its individual restaurants depends upon the Company’s ability to attract and retain highly motivated, well-qualified restaurant operations and other management personnel. The Company faces significant competition in the recruitment of qualified employees.

Seasonality and Quarterly Fluctuations

The Company’s business experiences seasonal fluctuations, as a disproportionate amount of the Company’s net income is generally realized in the second and third fiscal quarters due to higher average sales and lower average costs. Quarterly results have been and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings. As a result of these factors, net sales and net income on a quarterly basis may fluctuate and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Geographic Concentration: Restaurant Base

Forty of the Company’s 97 existing restaurants are located in California, and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters or other acts of God. In addition, in California, higher utility costs and insurance costs will continue to affect the Company’s profitability in this region. As a result of the Company’s continued concentration in California and Florida, adverse economic or other conditions in either state could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful concept could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants.

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

Volatility of Stock Price

The market price of the Company’s common stock has fluctuated since the initial public offering of its common stock in May 1995. Quarterly operating results of the Company and other restaurant companies, daily transactional volume, valuation size of the Company, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting the Company or its competitors could cause the market price of the common stock to fluctuate substantially. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to the operating performance of these companies.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 1, 2002 the Company entered into a line of credit agreement (Credit Agreement) with Wells Fargo Bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will carry interest at either the prime rate or LIBOR plus 2%, as determined by management at the time of borrowing, with interest payable at the beginning of each month. The Credit Agreement terminates on January 31, 2004. At March 31, 2003 the Company had an outstanding balance of $1.5 million under its line of credit agreement with the bank, which as of April 1, 2003 has been paid off. Should the Company draw from this line of credit, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The majority of the Company’s outstanding long-term debt balance at March 31, 2003 of $40.2 million is financed through loans from lending institutions with fixed interest rates. As such, the Company does not believe that changes in short-term interest rates would have a material impact on interest expense related to these loans or significantly decrease results of operations or cash flow.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at March 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

On March 7, 2003, the Company held its Annual Meeting of Stockholders. At this meeting, Michael P. Mack and David Nierenberg were elected to the Board of Directors as Class A Directors receiving votes in favor of 5,298,808 and 5,288,027, respectively. Votes against Mr. Mack and Mr. Nierenberg were 58,799 and 69,580, respectively, with no abstentions. Two Class B directors (Edgar F. Berner and John M. Robbins) and two Class C directors (Robert A. Gunst and Michael M. Minchin, Jr.) have terms continuing until the Annual Meetings of Stockholders in 2005 and 2004, respectively. Also at the 2002 meeting, KPMG LLP was ratified as the Company’s independent auditors. There were 5,184,519 votes were cast for the ratification of KPMG LLP, 167,318 votes were cast against, with 5,770 abstentions.

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 30 herewith.

Reports on Form 8-K:

A report on Form 8-K was filed by the Company on April 3, 2003 relating to the issuance of a press release entitled “Garden Fresh Announces Preliminary Second Fiscal Quarter Results” described therein.

A report on Form 8-K was filed by the Company on April 30, 2003 relating to the issuance of a press release entitled “Garden Fresh Reports Fiscal Year 2003 Second Quarter Results” described therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 13, 2003	GARDEN FRESH RESTAURANT CORP. (Registrant)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MICHAEL P. MACK
Michael P. Mack Chief Executive Officer, President and Director

CERTIFICATIONS

I, David W. Qualls, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Garden Fresh Restaurant Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ DAVID W. QUALLS
David W. Qualls Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp.(1)

3.2	Certificate of Designation, Preferences and Right of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001.(2)

3.3	Bylaws of Garden Fresh Restaurant Corp., as amended.(3)

4.1	Rights Agreement between the Company and Equiserve Trust Company, N.A., dates as of February 15, 2001.(2)

99.1	Certification of Chief Executive Officer.

99.2	Certification of Chief Financial Officer.

(1)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, and
Amendment No. 3 to Form S-1 filed on May 15, 1995.