Form 10-Q
period 2003-06-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2003-08-08
CIK 942133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For quarterly period ended June 30, 2003

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

The number of shares of Common Stock, $.01 par value, outstanding as of August 1, 2003 was 5,796,000. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.

FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

(Dollars in thousands, except par value amounts)

	September 30, 2002	June 30, 2003
		(Unaudited)
ASSETS
Cash and cash equivalents	$5,294	$8,462
Inventories	9,123	9,147
Other current assets	3,919	4,703

Total current assets	18,336	22,312

Property and equipment, net	132,638	127,777

Intangible and other assets	2,032	2,330

TOTAL ASSETS	$153,006	$152,419

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable	$5,604	$3,780
Current portion of long-term debt	10,635	10,823
Accrued liabilities	11,743	13,250

Total current liabilities	27,982	27,853

Deferred income taxes	8,336	8,486
Long-term debt, net of current portion	32,970	28,634
Other liabilities	3,485	3,578

Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2002 and June 30, 2003 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2002 and June 30, 2003, respectively.	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2002 and June 30, 2003, respectively; 5,732,822 and 5,795,954 shares issued and outstanding at September 30, 2002 and June 30, 2003, respectively.	57	58
Additional paid-in capital	60,133	60,646
Retained earnings	20,043	23,164

Total shareholders’ equity	80,233	83,868

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,006	$152,419

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net sales	$55,713	$56,629	$159,540	$162,759
Costs and expenses:
Costs of sales	13,526	13,690	39,154	39,676
Restaurant operating expenses:
Labor	17,465	17,780	50,927	51,582
Occupancy and other expenses	13,115	14,553	38,807	41,367
General and administrative expenses	3,237	3,564	9,860	10,592
Restaurant opening costs	25	2	331	232
Depreciation and amortization	3,423	3,630	10,171	10,857

Total costs and expenses	50,791	53,219	149,250	154,306
Operating income	4,922	3,410	10,290	8,453
Other income (expense):
Interest income	22	9	55	41
Interest expense	(1,138)	(937)	(3,470)	(2,750)
Other expense, net	(19)	(148)	(275)	(307)

Income before provision for income taxes	3,787	2,334	6,600	5,437
Provision for income taxes	(1,544)	(994)	(2,655)	(2,316)

Net income	$2,243	$1,340	$3,945	$3,121

Basic net income per common share	$0.39	$0.23	$0.69	$0.54

Shares used in computing basic net income per common share	5,718	5,796	5,698	5,778

Diluted net income per common share	$0.38	$0.23	$0.68	$0.53

Shares used in computing diluted net income per common share	5,975	5,898	5,797	5,917

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$3,945	$3,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,171	10,857
Loss on disposal of property and equipment	353	310
Provision for deferred income taxes	2,398	150
Tax benefit from exercise of common stock options	—	49
Amortization of deferred gain on sale-leaseback of properties	(37)	(41)
Changes in operating assets and liabilities:
Inventories	(828)	(24)
Other current assets	753	(784)
Intangible and other assets	(305)	(320)
Accounts payable	(3,109)	(1,278)
Accrued liabilities	330	1,215
Other liabilities	1	484

Net cash provided by operating activities	13,672	13,739

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(2,780)	(5,755)
Existing restaurant additions	(4,287)	(3,675)
Decrease in construction costs included in accounts payable	(805)	(555)
Proceeds from sale-lease back transactions	9,550	3,097

Net cash used in investing activities	1,678	(6,888)

Cash flows from financing activities:
Borrowings under line of credit	—	1,500
Repayments under line of credit	(450)	(1,500)
Proceeds from long-term debt	7,719	5,680
Repayment of short-term debt	(5,700)	—
Repayment of long-term debt	(8,483)	(9,828)
Net proceeds from issuance of common stock	431	465

Net cash used in financing activities	(6,483)	(3,683)

Net increase in cash and cash equivalents	8,867	3,168
Cash and cash equivalents at beginning of period	165	5,294

Cash and cash equivalents at end of period	$9,032	$8,462

Supplemental disclosure of noncash investing and financing transactions:
Property and equipment asset purchases in accounts payable and accrued liabilities	$100	$320
Replacement of line of credit with short-term debt	$8,700	$—

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in the quarter ended March 31, 2003.

At June 30, 2003, the Company had two stock-based employee compensation plans, which consist of employee stock option grants and the employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. No compensation expense has been recognized for employee stock option grants, which are fixed in nature, as the options have been granted at fair value. No compensation expense has been recognized for the employee stock purchase plan. Had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, expense for the Company’s stock–based compensation awards and employee stock purchase plan shares issued during the three and nine months ended June 30, 2002 and 2003 would have been determined based on the fair value of the awards at the grant dates, and the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	Three months ended June 30,		Nine months ended June 30,
	2002	2003	2002	2003
Net income, as reported	$2,243	$1,340	$3,945	$3,121
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(277)	(279)	(761)	(773)

Pro forma net income	$1,966	$1,061	$3,184	$2,348

Net income per common share:
Basic:
As reported	$0.39	$0.23	$0.69	$0.54

Pro forma	$0.34	$0.18	$0.56	$0.41

Diluted:
As reported	$0.38	$0.23	$0.68	$0.53

Pro forma	$0.33	$0.18	$0.55	$0.40

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2002 and 2003, respectively: dividend yield of 0.0% for each year, expected volatility of 109.45% and 115.73%, risk-free interest of 3.85% and 3.07%, and expected lives of 5.0 years for each year. The fair value of the employees’ purchase rights pursuant to the employee stock option purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 2002 and 2003: dividend yield of 0.0% for each year, expected volatility of 36.57% and 26.62%, risk-free interest of 2.27% and 1.54%, and expected lives of 6 months for each year.

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

Potential issuances of common stock of 257,000 and 102,000 shares for the three month periods ended June 30, 2002 and 2003, respectively, and 99,000 and 139,000 shares for the nine month periods ended June 30, 2002 and 2003, respectively, were used to calculate diluted net income per common share. There were no reconciling items in calculating the numerator for basic and diluted net income per common share for either of the periods presented. Shares related to stock options of 354,000 and 699,000 for the three month periods ended June 30, 2002 and 2003, respectively, and 430,000 and 659,000 shares for the nine month period ended June 30, 2002 and 2003, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

4.	SALE-LEASE BACK TRANSACTIONS

During the nine months ended June 30, 2002, the Company entered into four sale-leaseback transactions whereby the Company sold and leased back the land and building for four separate restaurant sites. The Company received net proceeds of $9.5 million from the four transactions and recorded deferred gains of $285,000. The gains are being amortized over the respective lease terms of 20 years. The related leases are being accounted for as operating leases. Two of the sale-lease back transactions described above occurred during the first quarter and two occurred during the third quarter of fiscal 2002.

During the nine months ended June 30, 2003, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3.1 million from the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease. There were no sale lease-back transactions during the quarter ended June 30, 2003. The sale-lease back transaction described above occurred during the first quarter of fiscal 2003.

5.	CREDIT AGREEMENTS

On November 1, 2002, the Company entered into a line of credit agreement (Credit Agreement) with a bank. During the quarter ended June 30, 2003, the Company amended the Credit Agreement to allow the issuance

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

of letters of credit up to an aggregate $2 million. The agreement provides for borrowings up to $6 million under a revolving credit agreement, which includes the $2 million of potential drawings under the letter of credit. The proceeds shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements, and the letter of credit shall be used as a guarantee in relation to the Company’s insurance agreement with its carrier. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on this line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month for the line of credit, and a fee of 1.25% will be charged on the face amount of the letter of credit issued. The Company’s Credit Agreement contains various financial covenants and restrictions. The Credit Agreement expires on January 31, 2004 and the letter of credit issued will expire on April 1, 2004. During the three months ended June 30, 2003, a letter of credit in the amount of $1,702,000 was issued to the Company’s insurance carrier. As of June 30, 2003, there were no outstanding balances under this agreement and there have been no amounts drawn on the letter of credit.

During the three months and nine months ended June 30, 2003, the Company entered into various debt agreements for the purchase and financing of capital equipment in the amount of $2.0 million and $5.7 million, respectively.

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

There is intense competition in the quick casual service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities against individually owned restaurants as well as other national and regional chains, some of which have significantly greater financial resources and market penetration. The Company’s results of operations depend upon the effectiveness of its strategies as compared to its competitors, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, economic and political conditions, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. It is important to note that the Company’s actual results could differ materially from expectations. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” The Company’s plans to increase operational efficiency could be affected by escalating costs of both utilities and fuel, as well as increased labor costs. The Company’s results of operations can also be adversely affected by increasing occupancy and insurance costs, interest rates, inflation, recession and other factors over which the Company has no control. Other factors that may cause actual results to differ materially from expectations include changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities, including litigation costs; and the possibility of unforeseen events affecting the industry in general. There can be no assurance as to when, if ever, these trends can or will be reversed or that earnings will not be materially affected.

This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following significant judgments and estimates used by management in the preparation of the Company’s unaudited financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the Company’s reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to impairment of long-lived assets, accruals for workers compensation and general liability insurance, and contingencies and litigation. These estimates are based on the information that is currently available to management and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Management believes that the following are more significant judgments and estimates used in the preparation of the Company’s unaudited financial statements:

•	The Company maintains accruals for workers’ compensation and general liability insurance, which are recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of these accruals by evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to the workers’ compensation insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s employee benefits expense. An increase or decrease to the general liability insurance accrual would affect the Company’s results of operations by increasing or decreasing the Company’s occupancy and other expense.

•	The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include landlord disputes, professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. The Company is currently in one dispute with a landlord relating to common area maintenance charges and accordingly has recorded a liability for its estimated losses under these disputes totaling $40,000 based on invoices received from the vendor. The Company is not aware of any additional pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims or should the amounts it is currently disputing change, it will re-evaluate the probability of an adverse outcome and provide new or additional accruals for such contingencies as necessary.

•	The Company assesses the impairment of long-lived assets to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales of certain items included in the Company’s statement of operations for the periods indicated.

(Unaudited)

	Three months ended June 30,				Nine months ended June 30,
	2002		2003		2002		2003
Net sales	100.0%		100.0%		100.0%		100.0%

Costs and expenses:
Costs of sales	24.3%		24.2%		24.5%		24.4%
Restaurant operating expenses:
Labor	31.3%		31.4%		31.9%		31.7%
Occupancy and other expenses	23.5%		25.7%		24.3%		25.4%
General and administrative expenses	5.9%		6.3%		6.2%		6.5%
Restaurant opening costs	—		—		0.2%		0.1%
Depreciation and amortization	6.2%		6.4%		6.4%		6.7%

Total costs and expenses	91.2%		94.0%		93.5%		94.8%

Operating income	8.8%		6.0%		6.5%		5.2%
Interest income	—		—		—		—
Interest expense	(2.0	) %	(1.6	) %	(2.2	) %	(1.7	) %
Other expenses, net	—		(0.2	) %	(0.2	) %	(0.2	) %

Income before provision for income taxes	6.8%		4.2%		4.1%		3.3%
Provision for income taxes	(2.8	) %	(1.8	) %	(1.7	) %	(1.4	) %

Net income	4.0%		2.4%		2.4%		1.9%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2003

Net Sales. Net sales for the third quarter of fiscal 2003 increased 1.6% to $56.6 million from $55.7 million for the comparable 2002 period primarily due to the two additional restaurant openings during the second fiscal quarter ended March 31, 2003 and an increase in comparable restaurant sales of 0.3% which was the result of an increase in average meal price of 2.6% offset by decreased guest counts of 2.3%. See “Business Risks - Certain Operating Results and Considerations”.

Costs of Sales. Costs of sales for the third quarter of fiscal 2003 increased 1.5% to $13.7 million from $13.5 million for the comparable 2002 period as a result of increased sales. As a percentage of net sales, costs of sales decreased 0.1 percentage points to 24.2% from 24.3% since the comparable 2002 period due to increased vendor rebates and efficiencies achieved through the Company’s integration of its Food Management System (FMS) which includes the Company’s purchasing, central kitchens and distribution centers, partially offset by higher food costs associated with our menu development and seasonal promotions. Should the Company continue to make expenditures towards menu improvement or to support specific programs, costs of sales can be expected to continue to increase. See “Business Risks—Certain Operating Results and Considerations”.

Labor Expense. Labor expense for the third quarter of fiscal 2003 increased 1.7% to $17.8 million from $17.5 million for the comparable 2002 period. As a percentage of net sales, labor increased 0.1 percentage points to 31.4% from 31.3% since the comparable 2002 period due to the addition of two new restaurants and a stand-alone kitchen facility, higher wage rates across markets, increased health and workers’ compensation insurance premiums for restaurant employees due to escalating rate pressures from the insurance industry, and increased costs for employee benefits, partially offset by efficiencies achieved by programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. The Company expects health and workers’ compensation insurance premiums to continue to increase, especially in California, its largest employment base, resulting in increased labor expense. See “Business Risks – Minimum Wage”.

Occupancy and Other Expenses. Occupancy and other expenses increased 11.5% for the third quarter of fiscal 2003 to $14.6 million from $13.1 million for the comparable 2002 period. Occupancy and other expenses as a percentage of net sales increased 2.2 percentage points to 25.7% from 23.5% for the comparable 2002 period. The increase as a percentage of net sales is the result of an increase in marketing expenses, increases in base rent from Consumer Price Index (CPI) escalations for leased sites as well as increased rent from the sale-leaseback of three sites since the comparable period in the prior year. In addition, part of the increase can be attributed to higher utility costs and increased liability and property insurance costs as a result of increased rate pressure throughout the insurance industry. The Company anticipates occupancy and other expenses to increase as it continues to experience rising insurance premiums, increasing rent expense resulting from CPI escalation clauses under operating leases and higher repair and maintenance expenses relating to its aging restaurant base. Should the Company undertake additional sale-leasebacks of existing sites it would incur increased base rent related to new leases at those sites but experience a decrease in depreciation expense related to the sale of those assets. See “Business Risks – Planned Marketing Expenditures” and “Business Risks – Other Operating Expenditures”.

General and Administrative Expenses. General and administrative expenses increased 12.5% for the third quarter of fiscal 2003 to $3.6 million from $3.2 million for the comparable period. As a percentage of net sales, general and administrative expenses increased 0.4 percentage points to 6.3% from 5.9% since the comparable 2002 period as a result of increased fees for audit and tax services and increased staffing in the real estate and marketing departments, which were only partially offset by higher sales.

Restaurant Opening Costs. Restaurant opening costs for the three months ended June 30, 2003 decreased 92% to $2,000 from $25,000 for the comparable 2002 period due to the timing of restaurant openings. There were no new restaurants opened in the current quarter, and one new restaurant opened in the latter part of the second quarter of fiscal 2002.

Depreciation and Amortization. Depreciation and amortization for the three months ended June 30, 2003 increased 5.9% to $3.6 million from $3.4 million for the comparable 2002 period. Depreciation and amortization as a percentage of net sales increased 0.2 percentage points to 6.4% for the quarter ended June 30, 2003 from 6.2% for the comparable 2002 period. These increases are the result of additional expense related to the opening of two new restaurants and the stand-alone kitchen facility, and to depreciation expense related to the addition of a new corporate office and the amortization of a new accounting software package since the comparable 2002 period. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback transactions since the comparable 2002 period.

Interest Income. Interest income for the three months ended June 30, 2003 decreased 59% to $9,000 from $22,000 for the comparable 2002 period as a result of decreased investing activity and lower interest rates compared to the same period in the prior year.

Interest Expense. Interest expense for the three months ended June 30, 2003 decreased 18% to $0.9 million from $1.1 million for the comparable 2002 period as a result of both lower interest rates and a reduction in debt balances since the same period in the prior fiscal year.

Other Expense, net. Other expense, net for the three months ended June 30, 2003 was $148,000 compared to $19,000 for the comparable 2002 period. The additional expense for the 2003 period is due to increased asset disposals during the three months ended June 30, 2003 compared to the same period in fiscal 2002.

Provision for Income Taxes. Income tax expense for the third quarter of fiscal 2003 decreased 33% to $1.0 million from $1.5 million for the comparable 2002 period. This decrease is primarily due to decreased taxable earnings during the 2003 period offset by an increase in the Company’s effective income tax rate since the same period in the prior fiscal year. The Company’s effective tax rate for the three months ended June 30, 2003 increased 1.8 percentage points to 42.6% from 40.8% for the quarter ended June 30, 2002 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should its growth plans result in the expansion of its operations into states with greater marginal income tax rates.

Nine Months Ended June 30, 2002 Compared to Nine Months Ended June 30, 2003

Net Sales. Net sales for the nine months ended June 30, 2003 increased 2.1% to $162.8 million from $159.5 million for the comparable 2002 period. This increase was due to both the opening of two restaurants since the comparable 2002 period and the increase in comparable restaurant sales of 0.8%. The comparable restaurant sales increase was driven by an average meal price increase of 3.6% which was partially offset by decreased guest counts of 2.8% versus the comparable 2002 period. See “Business Risks - Certain Operating Results and Considerations”.

Costs of Sales. Costs of sales for the nine months ended June 30, 2003 increased 1.3% to $39.7 million from $39.2 million for the comparable 2002 period due to the addition of two restaurants since the comparable 2002 period combined with increased spending related to menu development which was partially offset by an increase in the vendor rebates received. As a percentage of net sales, costs of sales decreased 0.1 percentage points to 24.4% from 24.5% since the comparable 2002 period as a result of efficiencies achieved through the integration of the FMS which includes the Company’s purchasing, central kitchens and distribution centers. See “Business Risks – Reliance on Key Suppliers and Distributors”.

Labor Expense. Labor expense for the nine months ended June 30, 2003 increased 1.4% to $51.6 million from $50.9 million for the comparable 2002 period due primarily to the two new restaurants and a stand-alone kitchen facility opened since the prior period. As a percentage of net sales, the labor expense decreased 0.2 percentage points to 31.7% from 31.9% in the comparable 2002 period as a result of programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. See “Business Risks – Minimum Wage.”

Occupancy and Other Expenses. Occupancy and other expenses for the nine months ended June 30, 2003 increased 6.7% to $41.4 million from $38.8 million for the comparable 2002 period. Occupancy and other expenses as a percentage of net sales increased 1.1 percentage points to 25.4% from 24.3% for the comparable 2002 period. This was due primarily to increased marketing spending, increases in base rent associated with sale-leasebacks and escalating rent due to CPI increases from operating leases, higher utility costs predominantly in California, higher property and liability insurance costs as a result of increased rate pressure throughout the insurance industry, and increased repair and maintenance costs for aging restaurants. See “Business Risks – Planned Operating Expenditures”.

General and Administrative Expenses. General and administrative expenses for the nine months ended June 30, 2003 increased 7.1% to $10.6 million from $9.9 million for the comparable 2002 period. As a percentage of net sales, general and administrative expenses increased 0.3 percentage points to 6.5% from 6.2% for the comparable 2002 period. The increase as a percentage of net sales is the result of higher rent and related expenses for the new corporate office, increased fees for audit and tax services, and increased staffing in the real estate and marketing departments, which were only partially offset by higher sales.

Restaurant Opening Costs. Restaurant opening costs for the nine months ended June 30, 2003 decreased 33% to $0.2 million from $0.3 million for the comparable 2002 period. Restaurant opening costs as a percentage of net sales decreased 0.1 percentage points to 0.1% from 0.2% for the comparable 2002 period. These decreases are the result of the timing and nature of the restaurant opening costs which are expensed in the period incurred. Two restaurants and a stand-alone kitchen facility were opened during the first nine months of fiscal 2003 compared to two new restaurants and one of the Company’s distribution centers opened during the first nine months of fiscal 2002.

Depreciation and Amortization. Depreciation and amortization for the nine months ended June 30, 2003 increased 6.9% to $10.9 million from $10.2 million for the same period in fiscal 2002. Depreciation and amortization as a percentage of net sales increased 0.3 percentage points to 6.7% from 6.4% for the comparable period in 2002. These increases were due to additional depreciation for the assets purchased for the two new restaurants and stand-alone kitchen facility opened since the comparable 2002 period, as well as additional assets purchased for existing restaurants and assets related to a new corporate office and accounting software. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback transactions since the comparable 2002 period.

Interest Income. Interest income for the nine months ended June 30, 2003 decreased 25% to $41,000 from $55,000 for the comparable 2002 period due primarily to decreased interest rates.

Interest Expense. Interest expense for the nine months ended June 30, 2003 decreased 20% to $2.8 million from $3.5 million for the comparable 2002 period, due primarily to a decrease in the outstanding debt balances and the decrease in interest rates. Interest expense as a percentage of net sales have remained consistent with the comparable period in 2002 at 0.2%.

Other Expense, net. Other expense, net for the nine months ended June 30, 2003 and 2002 was $0.3 million, which is primarily due to expenses related to asset disposals.

Provision for Income Taxes. Income tax expense for the nine months ended June 30, 2003 decreased 15% to $2.3 million from $2.7 million for the comparable 2002 period. The decrease is primarily due to decreased taxable earnings during the 2003 period as compared to the same period in the prior year which was partially offset by an increase in the Company’s effective income tax rate. The Company’s effective income tax rate for the nine months ended June 30, 2003 increased 2.4 percentage points to 42.6% from 40.2% for the nine months ended June 30, 2002 mainly as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates and a revision to the Company’s original fiscal 2003 estimated income before tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been both for funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and the sale of Company stock. Cash and cash equivalents increased $3.2 million to $8.5 million at June 30, 2003 from $5.3 million at the beginning of the fiscal year. The higher cash balance at June 30, 2003 resulted from cash generated from operations and the receipt of proceeds related to financing activities during the nine months ended June 30, 2003. These proceeds were used to fund capital expenditures and to repay borrowings that existed previously.

Capital expenditures totaled $10 million during the first nine months of fiscal 2003 and $7.9 million for the comparable period in fiscal 2002. During the first nine months of fiscal 2003, the Company made capital expenditures of $6.3 million (including the decrease in construction costs included in accounts payable) for construction of two new restaurants and a stand-alone kitchen facility, which opened during the second quarter of fiscal 2003, and $3.7 million for capital improvements at existing sites. For the first nine months of fiscal 2002, the Company paid $3.6 million (including the decrease in construction costs included in accounts payable) for the opening of two new restaurants, and construction of future restaurants, and paid $4.3 million for capital improvements at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

The Company’s original capital budget for fiscal 2003 totaled $14.7 million, which included $8.7 million for the completion of the construction of three new restaurants, one stand-alone kitchen facility and $6.0 million for capital improvements for existing facilities. For the remaining quarter of fiscal 2003 the Company has a remaining budget for capital expenditures in the amount of $2.7 million related to improvements at existing sites. In January 2003, the Company completed its development of the two new restaurants and the stand-alone kitchen facility. The Company currently does not have plans to open any additional restaurants in fiscal 2003. See “Business Risks – Expansion Risks.”

During the first nine months of fiscal 2003, the Company generated $13.7 million in cash flows from operating activities, obtained $5.7 million from long-term equipment financing and $1.5 million from the draw on the line of credit, received proceeds from a sale-lease back transaction of $3.1 million, and received $0.5 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company made repayments of $9.8 million towards its long-term debt obligations and $1.5 million of repayments on the line of credit during the nine months ended June 30, 2003.

The Company’s working capital deficit decreased $4.1 million to $5.5 million at June 30, 2003 from $9.6 million at September 30, 2002, primarily due to the increases in cash, inventories and other assets as well as a decrease in accounts payable, partially offset by an increase in accrued liabilities. The Company and the restaurant industry in general maintain insignificant receivables and vendors grant trade credit for purchasing food and supplies. Inventories have increased $24,000 from September 30, 2002 in order to support the addition of two new restaurants and a stand-alone central kitchen during the nine months ended June 30, 2003. The Company also continues to invest in the business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. As of June 30, 2003 the current ratio increased to 0.8 to 1.0 compared with 0.66 to 1.0 at the beginning of the fiscal year, primarily due to the increase in cash, inventories and current portion of long-term debt, offset by a decrease in accounts payable. There can be no assurance that the Company will continue to reduce its working capital deficit in the future.

As of June 30, 2003, the Company operated 97 restaurants. The Company currently owns the land or land and buildings for 24 restaurants, including the land for two sites related to future openings. The Company did not open any restaurants during the three months ended June 30, 2003.

The Company incurred restaurant opening costs of $2,000 during the three months ended June 30, 2003 for the opening of two new restaurants and one stand-alone kitchen facility that opened during January 2003. See “Business Risks – Expansion Risks.”

The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition to funds generated from operations, the Company may need to obtain external financing in the form of a sale-lease back of owned properties and long-term debt financing to complete its long-term plans for expansion of new restaurants and improvements to existing restaurants and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail the development of new restaurants at its desired pace and cease improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $39.5 million outstanding at June 30, 2003. Based upon current levels of operations and anticipated growth, the Company expects that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditures and working capital requirements for the next twelve months. See “Business Risks – Capital Requirements.”

The Company is subject to a number of covenants under various debt instruments, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of June 30, 2003, the Company was in compliance with all such covenants.

Total debt outstanding decreased $4.1 million to $39.5 million, including the line of credit balance, at June 30, 2003 from $43.6 million at the beginning of the fiscal year. The Company is also subject to payments under specific contractual obligations and commitments. A summary of those contractual obligations and commercial commitments as of June 30, 2003 is as follows:

	Payments due by period as of June 30, 2003 (In thousands)
Contractual obligations	Less than 1 year	2 – 3 years	4 – 5 years	Thereafter	Total
Long-term debt	$10,823	$26,621	$2,013	$—	$39,457
Operating leases	14,362	26,120	22,746	90,605	153,833
Minimum purchase obligations (1)	958	736	—	—	1,694

Total cash contractual obligations	$26,143	$53,477	$24,759	$90,605	$194,984

	Amount of commitment expiration per period as of June 30, 2003 (In thousands)
Commercial commitments	Less than 1 year	2 – 3 years	4 – 5 years	Thereafter	Total
Guarantee (2)	$43	$24	$—	$—	$67
Letter of credit (3)	1,702	—	—	—	1,702

Total commercial commitments	$1,745	$24	$—	$—	$1,769

(1)	Consists of procurement contracts with minimum purchase obligations related to tangible goods.
(2)	Consists solely of guarantee associated with sub-leased property. The Company is not aware of any non-performance under the sub-lease arrangement that would result in our having to perform in accordance with the terms of the guarantee and accordingly, has not recorded a liability related to this guarantee. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation.
(3)	Letter of credit agreement is a security for the performance under the Company’s insurance agreement with its carrier. The agreement will remain in effect until the carrier deems the policy has no remaining liability. The carrier can draw on the letter of credit in the event of non-renewal by the bank or if the Company fails to reimburse the carrier up to an amount equal to the carrier’s claim for reimbursement. The letter of credit agreement with the bank is for an amount not to exceed $1,702,000 and expires on April 1, 2004, however is deemed to be automatically extended without amendment for one year after the expiration date. As of June 30, 2003, there have been no amounts drawn on the letter of credit. As part of establishing the letter of credit, the Company paid a fee of $19,500.

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

NEW ACCOUNTING STANDARDS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003 and does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation – Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 (SFAS No. 123) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption. SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the Statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The Company did not adopt the fair value based method of accounting for stock-based employee compensation. The Company adopted the interim disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003 which did not have a material effect on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on the Company’s financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, or on October 1, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor”. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company has adopted the provisions of Issue 02-16 in the second quarter of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and believes that the adoption will not have a material impact on our results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

BUSINESS RISKS

The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

The Company’s comparable restaurant sales for the third quarter of fiscal year 2003 increased 0.3% from the comparable period in fiscal 2002 and the Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. In fiscal 2001 and 2002 the Company experienced an increase of 3.3% and 2.1%, respectively, in comparable restaurant sales. In the first nine months of fiscal 2002 and 2003, the Company’s comparable restaurant sales increased 2.0% and 0.8% respectively. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in such sales.

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

Capital Requirements

In addition to funds generated from operations, the Company may need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2003 and beyond and to meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to severely curtail, or entirely suspend, the development of new restaurants at its desired pace and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $39.5 million outstanding at June 30, 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor, employee benefit costs (including increases in hourly wage and minimum unemployment tax rates – See “Business Risks - Minimum Wage”), rent increases resulting from the CPI rent escalation provisions in the Company’s leases, escalating insurance costs for health benefits, general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. There can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks – Reliance on Key Suppliers and Distributors”.

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

Planned Marketing Expenditures

The Company has incurred increased marketing expenditures during the first six months of fiscal 2003 as an attempt to increase guest counts. A significant portion of the Company’s external marketing effort consists of attracting guests through the use of freestanding inserts (“FSIs”), print media, and radio advertising as a means to increase market awareness. In addition, the restaurants often co–sponsor fund–raising events in the restaurants for local charitable and other community organizations. There can be no assurance that the marketing and promotion strategies discussed herein will be successful or benefit the Company by increasing guest counts or achieving higher net sales in the future.

Other Operating Expenditures

Since June 30, 2002, the Company has converted three locations to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in restaurant rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, restaurant rent expense will continue to increase as a result.

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

On November 1, 2002 the Company entered into a line of credit agreement (Credit Agreement) with Wells Fargo Bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will bear interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. The Credit Agreement terminates on January 31, 2004. At June 30, 2003 there was no outstanding balance under this agreement. Should the Company draw from this line of credit, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The majority of the Company’s outstanding long-term debt balance at June 30, 2003 of $39.5 million is financed through loans from lending institutions with fixed interest rates. As such, the Company does not believe that changes in short-term interest rates would have a material impact on interest expense related to these loans or significantly decrease results of operations or cash flow.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at June 30, 2003.

ITEM 4:	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive and principal financial officers we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Reports on Form 8-K:

A report on Form 8-K was filed by the Company on April 2, 2003 relating to the issuance of a press release entitled “Garden Fresh Announces Preliminary Second Fiscal Quarter Results” described therein.

A report on Form 8-K was filed by the Company on April 30, 2003 relating to the issuance of a press release entitled “Garden Fresh Reports Fiscal 2003 Second Quarter Results” described therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:	GARDEN FRESH RESTAURANT CORP.
August 8, 2003	(Registrant)

/s/ Michael P. Mack
Michael P. Mack
Chief Executive Officer/President (Principal Executive Officer)

/s/ David W. Qualls
David W. Qualls
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp. (1)

3.2	Certificate of Designation, Preferences and Right of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001. (2)

3.3	Bylaws of Garden Fresh Restaurant Corp., as amended. (3)

4.1	Rights Agreement between the Company and Equiserve Trust Company, N.A., dates as of February 15, 2001. (2)

10.1	Amended Wells Fargo Bank Revolving Line of Credit Note, dated February 1, 2003.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer.

32.2	Certification of Chief Financial Officer.

(1)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.

(2)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, and Amendment No. 3 to Form S-1 filed on May 15, 1995.