Form 10-K
period 2003-09-30
GARDEN FRESH RESTAURANT CORP /DE/
filed 2003-11-26
CIK 942133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of March 31, 2003 was $33,672,000.*

*Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding as of March 31, 2003. The calculation does not reflect a determination that such persons are affiliates for any other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of November 14, 2003 was 5,833,792.

GARDEN FRESH RESTAURANT CORP.

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business

The statements contained in this Form 10-K that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding (i) plans to operate and expand within its applicable segment of the restaurant industry, (ii) beliefs regarding operating margins and price structures, (iii) standards of customer service, (iv) strategies to increase guest frequency rates, (v) the benefits of utilizing distribution centers and central kitchens, (vi) the Company’s expansion and construction plans, (vii) the expenses and performance of the restaurants, (viii) the expenses associated with increased insurance premiums, (ix) the expected increase of occupancy and other costs, (x) the anticipation of an increase to the provisional income tax rate, (xi) the need to obtain additional financing, (xii) future restaurant sales, (xiii) the Company’s expectations regarding increased competition and its ability to compete against other companies, (xiv) strategic marketing programs and effects of such programs, (xv) the sufficiency of the Company’s sources of cash to meet its requirements and its ability to comply with financial covenants, (xvi) the result of litigation and its impact on the Company, (xvii) the impact of new accounting standards, and (xviii) the ability to complete the pending merger transaction referred to in this report and the additional costs to be incurred related to this transaction, are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” In particular, the Company’s expansion efforts and plans to open new restaurants could be affected by the Company’s ability to locate suitable restaurant sites, construct new restaurants in a timely manner and obtain additional funds, while the Company’s plans to increase operational efficiency could be affected by escalating costs of goods and services.

General

Garden Fresh Restaurant Corp. was founded in 1983 and currently operates 97 salad buffet style restaurants in California, Florida, Arizona, Colorado, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah, and Washington under the names Souplantation and Sweet Tomatoes. The Company’s restaurants feature soups, salads, freshly baked goods and desserts. Due to its focus on fresh food, the Company’s concept falls within a segment of the restaurant industry that is distinct from other buffet concepts and moderately priced casual restaurants. The Company believes that it has developed strategies that will further its penetration into this segment and it believes that the opportunity for expansion within this segment continues to be attractive relative to expansion opportunities into other restaurant segments.

The Company’s menu is designed to focus on high quality, freshly made, great tasting food. The dining experience begins with the salad bar and is completed with other interesting and exciting food offerings at the hot pasta, soup, bakery, frozen yogurt and dessert bars. The Company seeks to provide guests with an excellent value by offering unlimited access to its entire menu of high quality fresh items at a fixed price. Depending on the region and time of day, the price ranges from $6.49 to $7.99 at lunch and from $7.89 to $9.29 at dinner. The restaurants provide discounts to children under 12 and to senior citizens. Throughout the year the Company utilizes various other discount and coupon programs.

On September 30, 2003, the Company announced that it had entered into a definitive agreement to merge with an affiliate of Fairmont Capital, Inc. The merger agreement provides that the stockholders of Garden Fresh will receive $16.35 per share in cash for their shares of common stock. The merger agreement was amended on November 21, 2003. Any references to “the merger” or a “pending merger” in this report refer to the transaction contemplated by that agreement as so amended. The merger is pending as of the date of this report.

Business Strategy

The Company’s fundamental strategy is to provide a casual restaurant dining experience that combines the variety and choice characteristic to buffet style restaurants with the food quality and attention to guests typical of casual chains. The Company believes that this strategy will create restaurant operating margins not normally found in the buffet/family dining segment. The key elements of the Company’s strategy are as follows:

Commitment to High Quality Fresh Food. The Company seeks to provide fresh wholesome food beginning with salads, which are featured on two approximately 55 foot-long bars that include a wide range of salad offerings featuring three freshly tossed salads as well as a large assortment of fresh cut produce, dressings, toppings and several signature prepared salads. Various other offerings include made from scratch soups, a hot pasta bar, a bakery which serves a variety of hot muffins, focaccias, other breads, warm desserts, and a traditional dessert bar centered around a frozen yogurt station with toppings complemented by fresh fruits and puddings.

Commitment to Guest Service. The Company seeks to provide its guests with a level of service that exceeds the standards set by other buffet concepts and encourages its guests to enjoy the benefits of selecting from an abundance of choices offered at the various food bars within the restaurant. In addition to high service standards, the Company has implemented several programs to both measure and maximize guest satisfaction. Included in these is a “zero defect” program that focuses on the most popular offerings to ensure that each portion is prepared exactly as specified by the recipes. The Company’s high service standards can only be maintained through intensive recruiting and training programs designed to employ crew members and management that can sustain a friendly, enjoyable environment thereby maximizing the guest’s meal experience.

Excellent Price/Value Relationship. The Company believes that the pricing and varied product mix at each restaurant are maintained at such a level that the resulting meal experience can only be duplicated in other existing casual chains at price points that average two to three dollars higher than at the Souplantation and Sweet Tomatoes restaurants.

Cost Management. The ability of the Company to maintain high quality products is combined with the Company’s ability to manage costs rigorously. This is achievable only through the use of the Company’s fully integrated, computer management information system (See “Restaurant Operations—Information Management System”). The system allows a restaurant manager to review his/her entire cost structure in increments of cents per guest or minutes per employee if need be. At the same time, management can review virtually any data in any store as quickly as the store itself. This allows for rapid problem detection and resolution thereby minimizing potential cost problems. The Company believes that the system’s sophistication combined with the ability of management to effectively use it are valuable strengths.

Unit Economics

The following table contains selected restaurant operating statistics for the 95 restaurants that were open for the entire 12 month period ended September 30, 2003.

Average Unit Guest Counts	285,000
Average Unit Sales	$2,293,000
Average Unit Operating Income	$268,000
Percentage of Net Sales	11.7%

The following table illustrates the approximate average capital investment for a salad buffet restaurant based on the 95 stores that were open for the entire period ended September 30, 2003.

Land*	$1,268,000
Building*	$1,021,000
Furniture & Equipment	$883,000

Total	$3,172,000

*	For restaurants that are leased the capital was derived by using a capitalization rate of 10% for land leases and 12% for buildings. The previously owned property that was converted to a sale-lease back during fiscal 2003 is included as if the property was leased for the entire fiscal year.

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

Restaurant Operations

Restaurant Level Operation.

A.	Food Preparation and Quality Control. The Company uses only fresh produce and high quality groceries in its menu offerings. Staff at both the restaurant kitchens and the central kitchens prepare food items from scratch daily (see Food Management System—Central Kitchens). Menu offerings are closely monitored on the food bars and frequently replenished to assure constant food freshness. Items that are highly sensitive to freshness, such as tossed salads, muffins, focaccias, and prepared pastas are made on-site in small batches throughout the day in order to maintain a high level of freshness and great taste. The Company has developed a wide assortment of recipes that are used in each restaurant and central kitchen in an effort to achieve consistently high quality. The Company’s food development effort focuses on the creation of new recipes within existing food product categories as well as review of and improvement to existing recipes.

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

B.	Customer Service. One of the Company’s fundamental strategies is to develop a strong foundation of loyal, high frequency guests, in part by providing a level of customer service not typically associated with a buffet style restaurant. Accordingly, the Company seeks to attract and retain friendly, guest-oriented employees. Employees are present at the food bars and in the dining room to replenish food offerings, answer questions, and assist guests in serving themselves.

C.	Guest Feedback. The Company actively solicits guest input through the use of comment cards, the internet, and other survey instruments. The Company and management attempt to respond in writing or verbally to all guest suggestions and complaints. Restaurant managers evaluate their respective restaurants approximately four times per day for compliance with Company standards. In addition, the Company conducts in-house market research through exit interviews and guest focus groups in order to be responsive to changes in guest tastes and expectations.

D.	Restaurant Management. The management staff of a typical Souplantation/Sweet Tomatoes restaurant consists of one general manager, one production manager, one service manager and several other key employees. The Company recruits most of its management team (production manager & service manager) from outside the Company, the majority of whom have prior restaurant management experience. Most of the Company’s general managers, however, have been promoted from internal management positions. The general manager of each restaurant is principally responsible for the day-to-day operation and profitability of the restaurant. Before assuming management responsibility, each restaurant management employee completes the Company’s basic management skills program in a training restaurant. The Company also certifies restaurant management employees for participation in ongoing management training programs that focus on leadership, team building, technical skills, harassment prevention and awareness, performance reviews, interviewing and other management skills. The Company grants monthly bonuses to restaurant managers based on restaurant financial performance and quality, service and cleanliness scores. Restaurant general managers are responsible for managing their respective restaurants and reporting to the director of operations. Directors of operations are responsible for six to ten restaurants.

Information Management System (IMS). The Company is committed to controlling costs without sacrificing either food quality or guest service. To accomplish this, the Company has developed an integrated management information system. The specific components of the IMS are:

A.	The Restaurant Computer Information System. The core component of the Company’s cost management information system is the proprietary computerized management information system in each restaurant. The Company believes that, as compared to off-the-shelf software applications, this system provides significantly greater access to restaurant operating data and a much shorter management reaction time. The system is used as a critical planning tool by restaurant managers in four primary areas: production, labor, food cost and financial and accounting controls. The system generates forecasts of estimated guest volumes and other predictive data, which assist restaurant managers in developing automated production reports that detail the daily quantity and timing of batch production of various menu offerings and food preparation requirements. The computerized system also acts as a scheduling tool for the general managers, producing automated daily labor reports outlining the restaurant’s staffing needs based on changing trends and guest volume forecasts. Corporate management, through daily information updates, has complete access to restaurant data and can react quickly to changing trends. The Company can quickly analyze the cost of its menu and make corporate-wide menu adjustments to minimize the impact of shifting food prices and food waste. Computer-generated profit and loss statements are reviewed at the corporate, regional and restaurant management levels.

B.	The Corporate Accounting and Information System. In May 2002, the Company completed its conversion to new accounting software which replaced not only the previous software, but also incorporates the Company’s distribution and purchasing functions into an integrated system. The corporate system directly interfaces with the restaurant system, which creates a seamless flow of information throughout the Company.

Food Management System (FMS). The Company utilizes a system for managing all aspects of food production which encompasses purchasing, preparation, and distribution in order to emphasize food quality and costs as well as to focus on safety and sanitation. This system removes responsibility for the food distribution process away from restaurant operations management so that restaurant managers can provide more attention to total guest experience within the restaurant. The following components comprise the Food Management System (FMS):

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

C.	Central Kitchens. In nineteen geographic areas servicing all of the Company’s restaurant locations, the Company uses central kitchens to prepare certain menu offerings on a more efficient scale. Primarily located in existing restaurants, the kitchens use food preparation processes identical to those used in the restaurants. Each central kitchen generally services between two and twenty-three restaurants. Items prepared in the central kitchen are delivered daily to the Company’s local restaurants. On average, the food costs within the central kitchens account for approximately 50% of the Company’s total food cost. The Company believes that the use of central kitchens assists the Company in the production of consistently high quality, great tasting food, and the enhancement of the freshness of certain menu offerings while at the same time allows the restaurant managers to devote more time and attention to guests without significant additional operating costs.

There can be no assurance that the Company, through its restaurant operating strategies, management information system or food management system, will experience higher net sales, cost reduction savings, or increases in net income in the future.

Marketing and Promotion

The Company’s marketing efforts seek to develop loyal guests for repeat business, attract new guests and create awareness of existing and new restaurants. The Company believes that a strong execution of the Company’s concept at the restaurant level is the platform for external media and promotional efforts.

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

During fiscal 2003 the Company increased its use of radio advertising to stimulate demand to the majority of its markets during different periods throughout the year.

In addition, the restaurants often co-sponsor fundraising events in the restaurants for local charitable and other community organizations. For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of the restaurant. The program typically includes special promotions, site signs and sponsorship of a fundraising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees are invited.

In fiscal 2003, marketing and promotion expenses of $6,662,000 constituted approximately 3.0% of net sales.

There can be no assurance that the marketing and promotion strategies discussed herein will result in higher net sales in the future.

Expansion Strategy

In fiscal 2003, the Company opened two new restaurants and a stand alone central kitchen facility in California. The Company does not have any plans for expansion in fiscal 2004. The Company expects unit growth to accelerate after 2004 within its existing regions. Expansion within the Company’s existing regions will allow the Company to continue generally utilizing a central kitchen to serve several restaurants located within a particular region.

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

Location. The following is a list of the Company’s current salad buffet restaurants, central kitchens, and distribution centers and their location by state as of September 30, 2003:

State	Type	Number
Arizona	Restaurants	8
	Central Kitchens	2

California	Restaurants	40
	Central Kitchens*	3
	Distribution Centers	1

Colorado	Restaurants	4
	Central Kitchens	1

Florida	Restaurants	18
	Central Kitchens	4

Georgia	Restaurants	4
	Central Kitchens	1
	Distribution Centers	1

Illinois	Restaurants	3
	Central Kitchens*	1

Kansas	Restaurants	1

Missouri	Restaurants	3
	Central Kitchens	1

New Mexico	Restaurants	2
	Central Kitchens	1

Nevada	Restaurants	2
	Central Kitchens	1

North Carolina	Restaurants	2
	Central Kitchens	1

Oregon	Restaurants	3

Texas	Restaurants	4
	Central Kitchens	1

Utah	Restaurants	2
	Central Kitchens	1

Washington	Restaurants	1
	Central Kitchens	1

	Total Restaurants	97
	Total Central Kitchens	19
	Total Distribution Centers	2

*	Denotes central kitchen, which is a separate facility. Within California, one kitchen occupies its own facility. All other California kitchen facilities are located within a restaurant facility.

Property

The Company currently leases 75 and owns 22 open restaurant sites of which 77 are freestanding and 20 are located inline within large buildings. The majority of the Company’s leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in July 2012. The West Coast distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005, while the East Coast distribution center occupies an approximately 32,000 square foot facility under a lease expiring in June 2008.

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

The Company recently completed the development of, and has commenced utilizing a demographic based site selection model to measure the accuracy of sales forecasting for projected units.

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

Government Regulation

The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California and the other fourteen states in which the Company operates) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000, 2001, 2002, and 2003. There is no assurance that the Company will be able to continue to pass such increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given that many of the Company’s restaurants are located in California and Arizona, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees and similar legislation has been passed in California that may go into effect in 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks—Cost Sensitivity.”

Insurance

The Company carries property, liability, product tampering, business interruption, automobile, umbrella, fiduciary liability, crime, earthquake, flood, directors and officer’s liability, employee health, and workers’ compensation insurance policies. However, there can be no assurance that the Company’s insurance coverage will be adequate or that insurance will continue to be available to the Company at reasonable rates, if at all. In the event coverage is inadequate or becomes unavailable, the Company could be materially adversely affected.

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

Employees

As of September 30, 2003, the Company had 5,420 employees including 4,955 hourly restaurant employees (of whom 4,009 were part-time employees), 320 full-time restaurant management employees, 30 full-time distribution employees, 111 full-time corporate management and staff employees and 4 part-time corporate employees. None of the Company’s employees are represented by a labor union. The Company believes that its relationship with its employees is good.

Other

The Company provides a link to this and previous Company filings on forms 10-K, 10-Q, 8-K, S-8 and other SEC filings through its website, accessible at www.gardenfreshcorp.com, www.souplantation.com or www.sweettomatoes.com.

Item 2.    Properties

The Company currently leases 75 and owns 22 open restaurant sites of which 77 are freestanding and 20 are located inline within large buildings. In addition, the Company also owns land for two potential restaurant sites. The majority of the Company’s leases provide for minimum annual rentals and contain percentage-of-sales rent provisions against which the minimum rent is applied. A significant majority of the leases also provide for periodic escalation of minimum annual rent based upon increases in the Consumer Price Index. Typically, the Company’s leases are 20 years in length with two 10-year extension options. Restaurants leased by the Company are generally leased under “triple net” leases that require the Company to pay real estate taxes, insurance and maintenance expenses. The Company’s executive offices, a test kitchen and a training facility are located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in July 2012. The West Coast distribution center is located in an approximately 30,000 square foot leased facility in San Diego, California under a lease expiring in March 2005, while the East Coast distribution center occupies an approximately 32,000 square foot facility under a lease expiring in June 2008. For additional information regarding the Company’s properties, please see the information set forth in Item 1 of this Report under the caption “Restaurant Facilities”.

Item 3.    Legal Proceedings

On September 29, 2003, the Company entered into an Agreement and Plan of Merger with GF Holdings, Inc. (“GF Holdings”), a Delaware corporation, and GFR Acquisition Company, a Delaware corporation and wholly-owned subsidiary of GF Holdings (“Merger Subsidiary”), pursuant to which Merger Subsidiary will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. On October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et al., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the merger agreement was entered into in breach of the defendants’ fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorneys’ fees, among other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any.

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

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5.    Market for Company’s Common Equity and Related Stockholder Matters

Garden Fresh Restaurant Corp. Common Stock (Symbol: LTUS) is traded over the counter via NASDAQ National Market. As of September 30, 2003, 5,824,023 shares were owned by 350 shareholders of record. The following is a summary of market activity for the fiscal years 2002 and 2003.

2002	High	Low
First Quarter	$7.00	$5.90
Second Quarter	9.89	6.81
Third Quarter	14.41	9.50
Fourth Quarter	13.10	9.46

2003	High	Low
First Quarter	$12.00	$8.91
Second Quarter	10.78	8.90
Third Quarter	11.05	8.10
Fourth Quarter	15.91	9.00

Garden Fresh Restaurant Corp. completed its initial public offering (IPO) on May 16, 1995 at a price of $9.00 per share.

To date, the Company has not paid any cash dividends. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future.

For the year ended September 30, 2003, the Company had the following compensation plans under which it has authorized the issuance of equity securities:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	1,391,655	$10.47	585,318

Equity compensation plans not approved by security holders	—	—	—

Total	1,391,655	$10.47	585,318

(1)	133,339 of these shares are reserved for issuance under the Company’s Employee Stock Purchase Plan.

The Company has five stock option plans under which 2,282,500 options are authorized to be granted to employees, consultants and directors of the Company. Of this balance, 451,979 options are still available to be granted as of September 30, 2003. The plans provide for the grant of both incentive stock options and non-qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 2001, 2002 and 2003, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 7,500 shares annually thereafter.

Item 6.    Selected Financial Data

	Years ended September 30,
	1999	2000	2001	2002	2003
	(In thousands, except per share and operating data)
Statement of Operations Data:
Net sales	$131,944	$165,406	$198,463	$214,296	$220,489

Costs and expenses:
Costs of sales	33,840	41,632	49,447	52,333	53,912
Restaurant operating expenses:
Labor	39,995	52,349	64,420	68,130	69,846
Occupancy and other expenses	27,312	35,140	47,210	52,092	56,849
General and administrative expenses	8,214	10,280	13,538	13,488	14,270
Restaurant opening costs	—	2,750	1,952	303	227
Depreciation and amortization expenses	9,441	9,719	12,503	13,727	14,475
Facility exit costs	—	473	1,572	(83)	—
Merger costs	—	—	—	—	997

Total costs and expenses	118,802	152,343	190,642	199,990	210,576

Operating income	13,142	13,063	7,821	14,306	9,913
Interest income	111	148	160	85	55
Interest expense	(1,618)	(3,623)	(4,876)	(4,537)	(3,678)
Other income (expense), net	(183)	(65)	804	(394)	(639)

Income before income taxes and cumulative effect of accounting change	11,452	9,523	3,909	9,460	5,651
Provision for income taxes	(4,548)	(3,747)	(1,547)	(3,875)	(2,658)

Income before cumulative effect of accounting change	6,904	5,776	2,362	5,585	2,993
Cumulative effect of accounting change for start-up costs, net of income tax benefit of $800 in 2000	—	(1,233)	—	—	—

Net income	$6,904	$4,543	$2,362	$5,585	$2,993

Basic net income per common share:
Income before cumulative effect of accounting change	$1.24	$1.02	$0.42	$0.98	$0.52
Cumulative effect of change in accounting for start-up costs	—	(0.22)	—	—	—

Basic net income per common share	$1.24	$0.80	$0.42	$0.98	$0.52

Shares used in computing basic net income per common share	5,574	5,647	5,670	5,707	5,784

Diluted net income per common share:
Income before cumulative effect of accounting change	$1.18	$1.00	$0.42	$0.96	$0.51
Cumulative effect of change in accounting for start-up costs	—	(0.21)	—	—	—

Diluted net income per common share	$1.18	$0.79	$0.42	$0.96	$0.51

Shares used in computing diluted net income per common share	5,867	5,780	5,682	5,838	5,923

Selected Operating Data:
Percentage change in comparable restaurant sales(1)	3.7%	3.1%	3.3%	2.1%	1.6%
Average price per guest(2)	$7.01	$7.22	$7.51	$7.72	$7.93
Average sales for salad buffet restaurants open for full period (in thousands)	$2,156	$2,206	$2,237	$2,265	$2,293
Number of salad buffet restaurants open for full period	57	66	83	93	95
Number of salad buffet restaurants open at end of period	67	83	93	95	97

	As of September 30,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Working capital (deficit)	$(11,300)	$(29,075)	$(25,144)	$(9,646)	$(10,609)
Total assets	114,618	147,188	157,896	153,006	152,493
Long-term debt, including current portion	29,197	39,554	48,103	43,605	38,825
Revolving line of credit	5,001	12,000	9,150	—	—
Shareholders’ equity	66,849	71,671	74,180	80,233	83,984

(1)	Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.
(2)	Average price per guest is derived from the Company’s net sales, which reflects discounts and coupons.

Operating Results

The following table sets forth the percentage of net sales of certain items included in the Company’s statements of operations for the periods indicated.

	Years ended September 30,
	2001	2002	2003
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Costs of sales	24.9	24.4	24.4
Restaurant operating expenses:
Labor	32.5	31.8	31.7
Occupancy and other expenses	23.7	24.3	25.8
General and administrative expenses	6.8	6.3	6.5
Restaurant opening costs	1.0	0.1	0.1
Depreciation and amortization expenses	6.3	6.4	6.6
Facility exit costs	0.8	—	—
Merger costs	—	—	0.4

Total costs and expenses	96.0	93.3	95.5

Operating income	4.0	6.7	4.5
Interest income	0.1	—	—
Interest expense	(2.5)	(2.1)	(1.6)
Other income (expense), net	0.4	(0.2)	(0.3)

Income before provision for income taxes	2.0	4.4	2.6
Provision for income taxes	(0.8)	(1.8)	(1.2)

Net income	1.2%	2.6%	1.4%

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to impairment of long-lived assets, accruals for workers compensation claims, and contingencies and litigation. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our financial statements:

•	The Company periodically assesses the impairment of long-lived assets to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

•	The Company maintains an accrual for workers’ compensation and general liability claims which are recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of this accrual by periodically evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in their methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to the workers’ compensation or general liability claims would affect the Company’s results of operations by increasing or decreasing the Company’s occupancy and other expense.

•

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include landlord disputes, professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. The Company is currently in a dispute with a landlord relating to common area maintenance charges and a former employee relating to employment matters, and accordingly has recorded a liability for its estimated losses under these disputes totaling $201,000, which was based on invoices received from the landlord, and management’s best estimate of the potential cost of the lawsuit. In addition, On October 2, 2003, a purported stockholder class action lawsuit relating to the merger was filed against the Company and other defendants. The claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any, and accordingly, the Company has not recorded a liability for its estimated losses under this dispute. The Company is not aware of any additional pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims, should the amounts it is currently disputing change, or should the Company be able to estimate the range of possible exposure for the stockholder class action lawsuit, it will re-evaluate its estimated losses and provide new or additional accruals for such contingencies as necessary.

The following should be read in conjunction with the “Selected Financial Data” and the Company’s financial statements and related notes thereto.

General

The Company has grown from 2 restaurants in 1984 to 97 restaurants as of September 30, 2003. Of the 97 restaurants, 33 are located in Southern California using the name Souplantation and the remaining are located in Northern California (7), Florida (18), Arizona (8), New Mexico (2), Utah (2), Nevada (2), Washington (1), Georgia (4), Texas (4), North Carolina (2), Oregon (3), Colorado (4), Missouri (3) Kansas (1) and Illinois (3) using the name Sweet Tomatoes. The Company’s existing restaurants average approximately 7,400 square feet, however, newer restaurants are based on the Company’s latest 7,240 sq. ft prototype. The Company currently leases the sites for most of its restaurants, mixed between in-line locations and stand-alone sites, although the Company purchases sites when necessary to acquire desirable locations.

On September 30, 2003, the Company announced that it had entered into a definitive agreement to merge with an affiliate of Fairmont Capital, Inc. The merger agreement provides that the stockholders of Garden Fresh will receive $16.35 per share in cash for their shares of common stock. The merger is pending as of the date of this report.

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

Restaurant opening costs incurred in connection with opening new restaurant locations, including hiring, training and legal costs, are currently expensed as incurred. Restaurant opening costs totaled $227,000 for the opening of two new salad buffet restaurants opened and one distribution center in the twelve month period ended September 30, 2003.

Fiscal 2003 Versus Fiscal 2002

Net Sales. Net sales for the fiscal year ended September 30, 2003 increased 2.9% to $220.5 million from $214.3 million for the comparable 2002 period. This increase was due primarily to twelve months of sales revenue contributed by the two new restaurants added during fiscal 2002 that were not open for the entire fiscal 2002 period, to the opening of two new restaurants in fiscal 2003 and to the increase in comparable restaurant sales of 1.6% for fiscal 2003. The same store sales increase was driven by an increase in same store average meal price of 2.7%, offset by a decrease in guest counts of 1.1% since the comparable 2002 period. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales. Costs of sales for the fiscal year ended September 30, 2003 increased 3.1% to $53.9 million from $52.3 million for the comparable 2002 period. This increase was due primarily to the two new restaurants added during fiscal 2002 that were not open for the entire fiscal 2002 period and to the addition of two new restaurants in fiscal 2003. As a percentage of net sales, costs of sales have remained consistent at 24.4% for fiscal 2003 and 2002. Should the Company continue to make expenditures towards menu improvement or to support specific programs, costs of sales can be expected to continue to increase. See “Business Risks—Certain Operating Results and Considerations”.

Labor. Labor expense for the fiscal year ended September 30, 2003 increased 2.5% to $69.8 million from $68.1 million for the comparable 2002 period. This increase was due primarily to (i) an increase in the minimum wage rate in California, (ii) two new restaurants added during fiscal 2002 that were not open for the entire fiscal 2002 period, and (iii) the addition of two new restaurants and one stand alone central kitchen opened in fiscal 2003. As a percentage of net sales, labor expense decreased 0.1 percentage points to 31.7% from 31.8% since the comparable 2002 period. The decrease as a percentage of net sales is due to programs put in place to better utilize crew labor hours and reduce the number of managers in each store from four to three, partially offset by higher wage rates across markets, increased health and workers’ compensation insurance premiums for restaurant employees due to escalating rate pressures from the insurance industry, and increased costs for employee benefits. The Company expects health and workers’ compensation insurance premiums to continue to increase, especially in California, its largest employment base, resulting in increased labor expense.

Occupancy and Other Expenses. Occupancy and other expenses for the fiscal year ended September 30, 2003 increased 9.0% to $56.8 million from $52.1 million for the comparable 2002 period. Occupancy and other expenses as a percentage of net sales increased 1.5 percentage points to 25.8% from 24.3% for the comparable 2002 period. This increase was due primarily to an increase in marketing expense, increases in base rent from Consumer Price Index (CPI) escalations for leased sites as well as increased rent from the sale-leaseback of one site during fiscal 2003. In addition, part of the increase can be attributed to higher utility costs and increased liability and property insurance costs as a result of increased rate pressure throughout the insurance industry. The Company anticipates occupancy and other expenses to increase as it continues to experience rising insurance premiums, increasing rent expense resulting from CPI escalation clauses under operating leases and higher repair and maintenance expenses relating to its aging restaurant base. Such expenses will be partially offset by decreased depreciation expense related to the older assets reaching the end of their useful lives. Should the Company undertake additional sale-leasebacks of existing sites it would incur increased base rent related to new leases at those sites but experience a decrease in depreciation expense related to the sale of those assets. See “Business Risks—Other Operating Expenditures”.

General and Administrative Expenses. General and administrative expenses for the fiscal year ended September 30, 2003 increased 5.9% to $14.3 million from $13.5 million for the comparable 2002 period. As a percentage of net sales, general and administrative expenses increased 0.2 percentage points to 6.5% from 6.3% for the comparable 2002 period. The increase as a percentage of net sales is the result of increased staffing in the real estate and marketing departments and increased fees for audit, tax, and legal services, which were only partially offset by higher sales.

Restaurant Opening Costs. Restaurant opening costs for the fiscal year ended September 30, 2003 decreased 33.3% to $0.2 million from $0.3 million from the comparable 2002 period due to the timing of restaurant openings. Two salad buffet restaurants and one central kitchen facility were opened during fiscal 2003 compared to two salad buffet restaurants and one distribution center opened in fiscal 2002. Restaurant opening costs as a percentage of net sales remained consistent at 0.1% for both the 2003 and 2002 period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the fiscal year ended September 30, 2003 increased 5.8% to $14.5 million from $13.7 million for the comparable 2002 period. Depreciation and amortization expense as a percentage of net sales increased 0.2 percentage points to 6.6% from 6.4% for the comparable 2002 period. These increases are the result of additional expense related to the opening of two new restaurants and the stand-alone kitchen facility, and to a full year of depreciation expense related to the addition of a new corporate office and the amortization of a new accounting software package compared to the 2002 period, where only a partial amount of these charges were included in the balance. These increases were partially offset by decreased depreciation expense associated with the sale-leaseback of one restaurant site since the comparable 2002 period.

Facility Exit Costs. The Company did not incur any costs related to facility exit activities for the fiscal year ended September 30, 2003 compared to a gain of $0.1 million for the comparable 2002 period.

Merger Costs. The Company incurred costs of $997,000 related to the merger acquisition activities that occurred during the fourth quarter 2003. These costs include fees paid to obtain a fairness opinion, legal and accounting services, and other transaction related costs. These expenses are expected to continue until the transaction is completed.

Interest Income. Interest income for the fiscal year ended September 30, 2003 was $55,000 compared to $85,000 for the comparable 2002 period as a result of lower interest rates combined with decreased investing activity of available cash.

Interest Expense. Interest expense for the fiscal year ended September 30, 2003 decreased 17.8% to $3.7 million from $4.5 million for the comparable 2002 period as a result of lower interest rates and the reduction in debt balances since the same period in the prior fiscal year.

Other Income (Expense), net. Other expense, net for the fiscal year ended September 30, 2003 increased to $639,000 from $394,000 for the comparable 2002 period. The additional expense for the 2003 period is due to increased asset disposals during fiscal 2003 compared to the same period in fiscal 2002.

Provision for Income Taxes. For the fiscal year ended September 30, 2003, the provisional income tax rate as a percentage of income before taxes increased 6.0 percentage points to 47.0% from 41.0% for the comparable period in fiscal 2002 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates, and a larger amount of permanent differences associated with the merger costs, which are non-deductible for tax purposes. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should it continue to expand into or continue to concentrate within states with greater marginal income tax rates.

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

Costs of Sales. Costs of sales for the fiscal year ended September 30, 2002 increased 5.9% to $52.3 million from $49.4 million for the comparable 2001 period. This increase was due primarily the nine new restaurants added and one existing restaurant re-opened during fiscal 2001 that were not open for the entire fiscal 2001 period and the addition of two new restaurants in fiscal 2002. As a percentage of net sales, costs of sales decreased 0.5 percentage points to 24.4% from 24.9% since the comparable 2001 period. The decrease as a percentage of net sales is due to increases in average meal price during fiscal 2002 and to efficiencies achieved through the utilization of the East Coast distribution center resulting in lower food costs. See “Business Risks—Certain Operating Results and Considerations”.

Labor. Labor expense for the fiscal year ended September 30, 2002 increased 5.7% to $68.1million from $64.4 million for the comparable 2001 period. This increase was due primarily to an increase in the minimum wage rate in California and to the nine new restaurants added and one existing restaurant re-opened during fiscal 2001 that were not open for the entire fiscal 2001 period and the addition of two new restaurants opened in fiscal 2002. As a percentage of net sales, labor expense decreased 0.7 percentage points to 31.8% from 32.5% since the comparable 2001 period. This decrease is due to increases in average meal price during fiscal 2002 and programs put in place to better utilize crew labor hours and reduce the number of managers in each store from four to three.

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

General and Administrative Expenses. General and administrative expenses for the fiscal years ended September 30, 2002 and 2001 remained consistent at $13.5 million. As a percentage of net sales, general and administrative expenses decreased 0.5 percentage points to 6.3% from 6.8% for the comparable 2001 period. The decrease as a percentage of net sales is the result of higher net sales and to reduced spending due to a reduction in staff and programs put in place to better manage general and administrative expenditures.

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

Quarterly Results and Seasonality

The following table sets forth certain unaudited quarterly results and the percentage that certain items in the Company’s statements of operations bear to net sales for the four quarters of fiscal 2002 and 2003. The Company believes that this unaudited quarterly information includes all adjustments, consisting only of normal recurring adjustments and accruals, necessary for a fair presentation of the information shown. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal 2002				Fiscal 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$47,879	$55,948	$55,713	$54,756	$49,685	$56,445	$56,629	$57,730
Operating income	170	5,198	4,922	4,016	1,392	3,651	3,410	1,460
Net income (loss)	(692)	2,394	2,243	1,640	206	1,575	1,340	(128)
Basic net income (loss) per common share	$(0.12)	$0.42	$0.39	$0.29	$0.04	$0.27	$0.23	$(0.02)
Diluted net income (loss) per common share	$(0.12)	$0.42	$0.38	$0.28	$0.03	$0.27	$0.23	$(0.02)
As a Percentage of Net Sales:
Operating income	0.0%	9.3%	8.8%	7.3%	2.8%	6.5%	6.0%	2.5%
Net income (loss)	1.4%	4.3%	4.0%	3.0%	0.4%	2.8%	2.4%	0.2%

Selected Operating Data:
Number of salad buffet restaurants open at end of period	94	95	95	95	95	97	97	97
Percentage change in comparable restaurant sales(1)	0.4%	2.3%	2.9%	2.4%	3.6%	(1.1)%	0.3%	3.9%

(1)	Comparable restaurant sales are computed on a monthly basis and then aggregated to determine comparable restaurant sales on a quarterly or annual basis. A restaurant is included in this computation after it has been open for 15 full calendar months. As a result, a restaurant may be included in this computation for only a portion of a given quarter or year.

The Company’s restaurants experience seasonal influences, as a disproportionate amount of the Company’s net income is generally realized during the second, third and fourth fiscal quarters due to higher average sales and lower average costs. However, during the fourth quarter of fiscal year 2003, the Company incurred costs of $997,000 related to the merger transaction, which ultimately resulted in the Company incurring a net loss for the period. Had these charges not been incurred, fourth quarter results would have resulted in net income for the quarter. Quarterly results have fluctuated and are expected to continue to fluctuate as a result of a number of factors, including the timing of new restaurant openings, and are not necessarily indicative of the results that may be achieved for a full fiscal year.

Liquidity and Capital Resources

The Company’s principal capital requirement has been both for funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and the sale of Company stock. Cash and cash equivalents increased $5.8 million to $11.1 million at September 30, 2003 from $5.3 million at the beginning of the fiscal year. The higher cash balance at September 30, 2003 resulted from cash generated from operations and the receipt of proceeds related to financing activities during the year ended September 30, 2003. These proceeds were used to fund capital expenditures and to repay borrowings that existed previously.

Capital expenditures totaled $11.2 million during fiscal 2003 and $12.8 million for the comparable period in fiscal 2002. During fiscal 2003, the Company made capital expenditures of $6.0 million (including the decrease in construction costs included in accounts payable) for construction of two new restaurants and a stand-alone kitchen facility, which opened during the second quarter of fiscal 2003, and $5.2 million for capital improvements at existing sites. For fiscal 2002, the Company paid $4.7 million (including the decrease in construction costs included in accounts payable) for the opening of two new restaurants, and construction of future restaurants, and paid $8.0 million for capital improvements at existing restaurants. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

The Company’s original capital budget for fiscal 2003 totaled $12.7 million, which included $6.7 million for the completion of the construction of three new restaurants, one stand-alone kitchen facility and $6.0 million for capital improvements for existing facilities. In January 2003, the Company completed its development of the two new restaurants and the stand-alone kitchen facility. The Company currently does not have plans to open any additional restaurants in fiscal 2004. See “Business Risks—Expansion Risks.”

During fiscal 2003, the Company generated $18.0 million in cash flows from operating activities, obtained $8.7 million from long-term equipment financing and $1.5 million from the draw on the line of credit, received proceeds from a sale-lease back transaction of $3.1 million, and received $0.7 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company made repayments of $13.5 million towards its long-term debt obligations and $1.5 million of repayments on the line of credit during the year ended September 30, 2003.

The Company’s current assets increased $6.0 million to $24.3 million at September 30, 2003 from September 30, 2002 primarily due to the increases in cash and cash equivalents, inventories and other assets. The Company’s current liabilities increased $7.0 million to $34.9 million at September 30, 2003 from September 30, 2002 primarily due to an increase in accrued liabilities and the current portion of long term debt. The Company and the restaurant industry in general maintain insignificant receivables and vendors grant trade credit for purchasing food and supplies. Inventories have increased $547,000 from September 30, 2002 in order to support the addition of two new restaurants and a stand-alone central kitchen during the year ended September 30, 2003. The Company also continues to invest in the business through the addition of new restaurants and refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. As of September 30, 2003 the current ratio increased to 0.70 to 1.0 compared with 0.66 to 1.0 at the beginning of the fiscal year, primarily due to the increase in cash and cash equivalents and inventories and the decrease in accounts payable, offset by an increase in current portion of long-term debt. There can be no assurance that the Company will continue to reduce its working capital deficit in the future.

As of September 30, 2003, the Company operated 97 restaurants. The Company currently owns the land or land and buildings for 24 restaurants, including the land for two sites related to future openings. The Company opened two new restaurants and one new stand alone kitchen facility in January 2003, and as a result incurred restaurant opening costs of $227,000 during the year ended September 30, 2003. See “Business Risks—Expansion Risks.”

The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition to funds generated from operations, the Company may need to obtain external financing in the form of a sale-lease back of owned properties and long-term debt financing to complete its long-term plans for expansion of new restaurants and improvements to existing restaurants and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to delay the development of new restaurants in the future and cease improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $38.8 million outstanding at September 30, 2003. Based upon current levels of operations and anticipated growth, the Company expects that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditures and working capital requirements for the next twelve months. See “Business Risks—Capital Requirements.”

The Company is subject to a number of covenants under various debt instruments, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of September 30, 2003, the Company was not in compliance with a fourth quarter net income covenant. Management believes that this violation was the product of the merger costs that were incurred during fourth quarter of fiscal year 2003, and expects to be in compliance with the quarterly covenant in the future. The financial institution has issued a waiver of the violation through September 30, 2003. The Company’s original line of credit agreement expires on January 31, 2004 and the letter of credit issued will expire on April 1, 2004. In November 2003, the Company signed an amendment to this agreement extending the expiration until April 30, 2004.

If the merger agreement with GF Holdings is terminated under specific circumstances as set forth in the agreement, the Company will be liable to pay GF Holdings a fee of $4.1 million

Total debt outstanding decreased $4.8 million to $38.8 million, at September 30, 2003 from $43.6 million at the beginning of the fiscal year. The Company is also subject to payments under specific contractual obligations and commitments. A summary of those contractual obligations and commercial commitments as of September 30, 2003 is as follows:

	Payments due by period as of September 30, 2003 (In thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter	Total
Long-term debt	$17,606	$19,442	$1,777	$—	$38,825
Operating leases	14,279	25,805	22,576	88,349	151,009
Minimum purchase obligations (1)	1,802	147	—	—	1,949

Total cash contractual obligations	$33,687	$45,394	$24,353	$88,349	$191,783

	Amount of commitment expiration per period as of September 30, 2003 (In thousands)
Commercial commitments	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter	Total
Guarantee (2)	$43	$13	$—	$—	$56
Letter of credit (3)	1,702	—	—	—	1,702

Total commercial commitments	$1,745	$13	$—	$—	$1,758

(1)	Consists of procurement contracts with minimum purchase obligations related to tangible goods.
(2)	Consists solely of guarantee associated with sub-leased property. The Company is not aware of any non-performance under the sub-lease arrangement that would result in our having to perform in accordance with the terms of the guarantee and accordingly, has not recorded a liability related to this guarantee. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation.

(3)	Letter of credit agreement is a security for the performance under the Company’s insurance agreement with its carrier. The agreement will remain in effect until the carrier deems the policy has no remaining liability. The carrier can draw on the letter of credit in the event that they receive a notice from the bank indicating that the letter of credit will not be renewed, or if the Company fails to reimburse the carrier up to an amount equal to the carrier’s claim for reimbursement. The letter of credit agreement with the bank is for an amount not to exceed $1,702,000 and expires on April 1, 2004, however is deemed to be automatically extended without amendment for one year after the expiration date. As of September 30, 2003, there have been no amounts drawn on the letter of credit. As part of establishing the letter of credit, the Company paid a fee of $19,500.

The Company is not aware of any other factors, which are reasonably likely to affect the liquidity, other than those discussed above and disclosed as business risks and risk factors disclosed below. While the Company has noted that certain operating expenses, including insurance and occupancy costs, are rising and the economy has slowed down, the Company believes that there are sufficient funds available from operations, the existing credit facility and the sale-lease back of restaurant properties to accommodate the Company’s future operations.

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

New Accounting Standards

In September 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing any future restructuring costs as well as the amounts recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003 and the adoption of SFAS No. 146 did not have a material effect on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock Based Compensation—Transition and Disclosure”, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 (SFAS No. 123) to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of SFAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption. SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. SFAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the Statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The Company did not adopt the fair value based method of accounting for stock-based employee compensation. The Company adopted the interim and annual disclosure provisions of SFAS No. 148 in the quarter ended March 31, 2003 and year ended September 30, 2003, respectively,which did not have a material effect on its financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after September 30, 2003, and is not expected to have a material impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, and is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN No. 45 as of January 1, 2003, which did not have a material effect on the financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

In November 2002, the FASB’s Emerging Issues Task Force (EITF) discussed Issue 02-16 (EITF 02-16), “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor”. Issue 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. This Issue is effective for new arrangements entered into after December 15, 2002. The Company adopted the provisions of Issue 02-16 in the second quarter of fiscal year 2003 for all prospective agreements with effective dates after January 1, 2003 and the adoption did not have a material impact on the results of operations or financial position as these type of agreements were previously accounted for in a similar manner.

BUSINESS RISKS

In addition to other information in this Form 10-K, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

In fiscal 2001, 2002, and 2003, the Company experienced an increase of 3.3%, 2.1%, and 1.6% respectively, in comparable restaurant sales. The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future trends in such sales. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest. Further, the Company’s newer restaurants have not historically experienced significant increases in guest volume following their initial opening period. See “Selected Financial Data.”

Expansion Risks

The Company opened ten salad buffet restaurants in fiscal 1999, seventeen in fiscal 2000, ten in fiscal 2001 (opening nine new restaurants and re-opening one existing restaurant), two restaurants in fiscal 2002 and two restaurants in fiscal 2003. The Company currently does not have any specific plans to open any restaurants in fiscal 2004. The Company’s ability to achieve its expansion plans during fiscal 2005 and beyond will depend on a variety of factors, many of which may be beyond the Company’s control, including the Company’s ability to locate suitable restaurant sites, qualified managers, negotiate acceptable leases or purchase terms, obtain required governmental approvals, construct new restaurants in a timely manner, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as general economic conditions and the degree of competition in the particular region of expansion. The Company has experienced, and expects to continue to experience, delays in restaurant openings from time to time.

Since its inception, the Company has closed three non-performing buffet restaurants, one mini restaurant, two Ladles restaurants and one SLURP! restaurant due to poor operating performance. Given the number of restaurants in current operation, there can be no assurances that the Company will not close restaurants in the future. Any closure could result in a significant write–off of assets, which could adversely affect the Company’s business, financial condition and results of operations.

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a store opens. Owned restaurants generally require significantly more up-front capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s growth plans. There can be no assurance that the Company will successfully expand into new regions or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See “Business—Restaurant Industry and Competition,” and “Business—Expansion Strategy”.

Restaurant Industry and Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities. The Company’s primary competitors include mid-price, full-service casual dining restaurants at dinner and fast casual restaurants at lunch. Additionally, the Company competes with traditional self-service buffet and other soup and salad restaurants and healthful and nutrition-oriented restaurants at both meal periods. The Company competes with national and regional chains, as well as individually owned restaurants. The number of casual restaurants with operations generally similar to the Company’s has grown substantially in the last several years and the Company believes competition among casual restaurants has increased and will continue to increase as the Company’s competitors expand operations in various geographic areas. Such increased competition could increase the Company’s operating costs or adversely affect its revenues. The Company believes it competes favorably in the industry, although many of the Company’s competitors have been in existence longer than the Company, and have both a more established market presence and substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. In addition, the restaurant industry has few non-economic barriers to entry. Therefore, there can be no assurance that third parties will not be able to successfully imitate and implement the Company’s concept. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future.

Multi-unit food service businesses such as the Company’s can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns with respect to the nutritional value of certain food. To minimize the risk of food-borne illness, the Company has implemented sanitation audits through its Food Management System for managing food safety and quality. Nevertheless, the risk of food-borne illness cannot be completely eliminated. Any outbreak of such illness attributed to Company restaurants in particular, or within the food service industry in general, could have a material adverse effect on our financial condition and results of operations

Capital Requirements

In addition to funds generated from operations, the Company will need to obtain external financing in the form of sale-lease backs of owned properties and long-term debt financing to complete its plans for expansion through new restaurants and improvements to existing restaurants for fiscal year 2005 and beyond and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing, it may be forced to severely curtail the development of new restaurants at its desired pace, or at all, and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $38.8 million outstanding at September 30, 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor, utilities, insurance costs, and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality, and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increasing food, labor and employee benefit costs (including increases in minimum hourly wage and unemployment tax rates), rent increases resulting from the rent escalation provisions in the Company’s leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, both insurance and energy costs have increased at much higher than historical rates in the Company’s core market, California, and other regions. Should these costs continue to increase, the food and labor costs will unfavorably impact the results of operations. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future. See “Reliance on Key Suppliers and Distributors,” and “Business.”

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

Planned Marketing Expenditures

The Company has incurred increased marketing expenditures during the year ended 2003 as an attempt to increase guest counts. A significant portion of the Company’s external marketing effort consists of attracting guests through the use of freestanding inserts (“FSIs”), print media, and radio advertising as a means to increase market awareness. In addition, the restaurants often co-sponsor fund-raising events in the restaurants for local charitable and other community organizations. There can be no assurance that the marketing and promotion strategies discussed herein will be successful or benefit the Company by increasing guest counts or achieving higher net sales in the future.

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

For the fiscal year ended September 30, 2003, the Company converted one location to leased from owned as part of a plan to reduce debt. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

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

Geographic Concentration in California and Florida; Restaurant Base

Forty of the Company’s 97 existing salad buffet restaurants are located in California and eighteen are located in Florida. Accordingly, the Company is susceptible to fluctuations in its business caused by adverse economic or other conditions in these regions, including natural disasters, such as hurricanes which have occurred annually in recent years in Florida, or other acts of God that could have a material adverse effect on the Company’s business. The Company’s significant investment in, and long-term commitment to, each of its restaurant sites limits its ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company’s operations. In addition, the Company has a small number of restaurants relative to some of its competitors. Consequently, a decline in the profitability of an existing restaurant or the introduction of an unsuccessful new restaurant could have a more significant effect on the Company’s result of operations than would be the case in a company with a larger number of restaurants. See “Business—Restaurant Facilities” and “Business—Expansion Strategy.”

Reliance on Key Suppliers and Distributors

The Company utilizes sole source suppliers for certain produce and grocery items. In addition, in order to minimize price fluctuations, the Company enters into fixed price supply contracts that typically have terms of two months to one year and generally do not have minimum purchase requirements. However, in the event that the Company’s suppliers are unable to make the required deliveries due to shortages or interruptions caused by adverse weather or other conditions or are relieved of their contract obligations due to an invocation of an act of God provision, the Company would need to renegotiate these contracts or purchase such products and groceries elsewhere. There can be no assurance that the Company’s produce and grocery costs would not as a result be higher, and such higher costs could have a material adverse effect on the Company’s business, financial conditions and results of operations. The Company has several local produce distributors and also distributes other grocery items through its own distribution system out of one warehouse on the West Coast and one on the East Coast. All produce and groceries purchased by the Company are channeled from the growers and other suppliers to the Company’s warehouses, restaurants, and central kitchens through these distributors. In the event that any of these distributors were to cease distribution on behalf of the Company, the Company would be required to make alternate arrangements for produce. There can be no assurance that the Company’s distribution expense would not be greater under such alternate arrangements. See “Cost Sensitivity” and “Business—Restaurant Operations.”

Legal Matters

On September 29, 2003, the Company entered into a merger agreement pursuant to which Merger Subsidiary will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. On October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et at., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the merger agreement was entered into in breach of the defendants’ fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorneys’ fees, among other relief. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

Government Regulation

The Company’s business is subject to and affected by various federal, state and local laws. Each restaurant must comply with state, county and municipal licensing and regulation requirements relating to health, safety, sanitation, building construction and fire prevention. The Company’s restaurants are subject to federal and state laws governing wages, working conditions, citizenship requirements and overtime. Congress and various states (including California and the other fourteen states in which the Company operates) passed proposals that imposed increases in state or federal minimum wages in 1996, 1997, 1998, 2000, 2001, 2002, and 2003. There is no assurance that the Company will be able to continue to pass increased costs on to its guests. The Company is subject to the Americans with Disabilities Act of 1990, which requires certain accommodations to the Company’s restaurant designs to allow access for people with disabilities. In addition, the Company is subject to the regulations of the Immigration and Naturalization Service (“INS”). Given the location of many of the Company’s restaurants, even if the Company’s operation of those restaurants is in strict compliance with INS requirements, the Company’s employees may not all meet federal citizenship or residency requirements, which could lead to disruptions in its work force. Additionally, legislative proposals are currently under consideration by Congress and state legislators to require employers to pay for health insurance for all employees and similar legislation has been passed in California that may go into effect in 2006.

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

Certain Risks Associated with the Merger

On September 29, 2003, the Company entered into a merger agreement, pursuant to which Merger Subsidiary will merge with and into Garden Fresh, with Garden Fresh being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, will be canceled and converted automatically into the right to receive $16.35 per share in cash. The merger remains subject to a condition that the aggregate proceeds of the financings contemplated by certain debt financing commitments be available to GF Holdings at the closing, as well as other customary closing conditions, including the approval of the merger by the Company’s shareholders. The Company expects to hold a special meeting of stockholders to vote on the merger agreement in the second fiscal quarter of 2004. There can be no assurance, however, that the merger will be completed.

Since the announcement of the pending merger, the trading in the Company’s stock has been influenced by the market expectations about the closing of the merger. If the merger fails to close or is delayed, that may have a material adverse impact on the business of the Company and market price for the Company’s stock.

If the merger agreement is terminated under specific circumstances as set forth in the agreement, the Company will be liable to pay GF Holdings a fee of $4.1 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2003 the Company did not have an outstanding balance under its line of credit agreement and no amounts have been drawn against the letter of credit. On November 1, 2002 the Company entered into a line of credit agreement (Credit Agreement) with a bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. Accordingly, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing net interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The majority of the Company’s outstanding long-term debt balance at September 30, 2003 of $38.8 million is financed through loans from lending institutions with fixed interest rates. As such, the Company does not believe that changes in short-term interest rates would have a material impact on interest expense related to these loans or significantly decrease results of operations or cash flow. However, if the Company chose to refinance any amounts due in fiscal year 2004, the Company may be subject to changes in short-term interest rate fluctuations, which may decrease or increase results of operations and cash flow.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at September 30, 2003.

Item 8.    Financial Statements and Supplementary Data

The Company’s financial statements as of September 30, 2003 and 2002, and for each of the three fiscal years in the period ended September 30, 2003, and the report of our independent auditors, are included in this report as listed in the index on page 44 of this report—Item 15(a).

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.    Controls and Procedures

Under the supervision and with the participation of management, including the principal executive and principal financial officers, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report. There were no changes in internal control over financial reporting that would require additional disclosure under Regulation S-K 308(c).

PART III

Item 10.    Directors and Executive Officers of the Company

The Company has a classified Board of Directors consisting of two Class A directors (Michael P. Mack and David Nierenberg), two Class B directors (Edgar F. Berner and John M. Robbins, Jr.), and three Class C directors (Edward A. Blechschmidt, Robert A. Gunst and Michael M. Minchin, Jr.,) who will serve until the Annual Meetings of Stockholders to be held in 2006, 2005 and 2004, respectively, and until their respective successors are duly elected and qualified. At each Annual Meeting of Stockholders, directors are elected for a full term of three years to succeed those directors whose terms expire at such annual meeting. The names, ages and positions of the Registrant’s directors and executive officers are listed below, along with a brief account of their business experience. There are no family relationships among these directors or officers, nor any arrangement or understanding between any such directors or officers and any other person pursuant to which any of such officers were selected as executive officers.

Directors of the Company:

Name	Age	Positions With The Company	Director Since
Class A directors:

Michael P. Mack*	52	Director, Chief Executive Officer and President	1984
David Nierenberg	50	Director	2001

Class B directors:

Edgar F. Berner	72	Director	1996
John M. Robbins, Jr.	56	Director	1996

Class C directors:

Edward A. Blechschmidt.	51	Director	2003
Robert A. Gunst	55	Chairman of the Board and Director	1996
Michael M. Minchin, Jr.	77	Director	1993

*Executive Officer of the Company

Class A Directors (term expires 2006):

Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company’s inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors from December 1997 until January 2003. Mr. Mack has been a director of the Company since 1984. Since February 1994, Mr. Mack has been the Company’s President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a Bachelor of Arts Degree from Brown University and a Master’s Degree in Business Administration from Harvard University.

David Nierenberg joined the Company’s Board of Directors in 2001. Mr. Nierenberg currently serves as President of Nierenberg Investment Management Company. Since 1996 his firm has managed The D3 Family Fund, LP, a private investment partnership based in Camas, Washington, that seeks long term capital gain through investments in undervalued micro-cap domestic public companies. Mr. Nierenberg also manages the following funds: D3 Family Fund, D3 Family Retirement Fund, LP; D3 Children’s Fund, LP, and D3 Offshore Fund. Prior to forming Nierenberg Investment Management, he was a general partner at Trinity Ventures, Ltd., in

Menlo Park, California, from 1986 to 1995 where he specialized in turnarounds and financial service and healthcare companies. Previously, he was a senior vice president at General Electric Venture Capital Corp., also based in Menlo Park. He began his career at Bain & Company, an international management consulting firm, from 1978 to 1985, where he was a partner managing strategy, acquisition and cost reduction projects. Mr. Nierenberg is a member of the Massachusetts State Bar. He serves on the Board of Directors of several public and private corporations and civic and charitable organizations, including Southwest Washington Medical Center, Mexican Restaurants, Inc. (CASA) and Natus Medical Inc. (BABY). Mr. Nierenberg received his Juris Doctorate from Yale Law School and his Bachelor of Arts degree from Yale College where he was elected to Phi Beta Kappa.

Class B Directors (term expires 2005):

Edgar F. Berner joined the Company’s Board of Directors in 1996. Mr. Berner is a private investor and is the former Chairman (from 1991 to 1996) and CEO (from 1991 to 1998) of Sweet Factory, Inc., a national candy specialty chain. From 1969 to 1980, Mr. Berner was founder and President of Fashion Conspiracy, a 280 store junior apparel chain. He previously served on the Board of Directors of The Clothestime, Inc. and Edison Brothers Stores, Inc. In addition to serving on the Board of Directors of the Company, Mr. Berner is a Director of Hot Topic (Nasdaq), a teen specialty retail chain, and a Director of Barbeques Galore (Nasdaq) the nation’s largest barbeque chain store.

John M. Robbins, Jr. joined the Company’s Board of Directors in 1996. Mr. Robbins currently serves as Chairman of the Board of Directors and CEO of American Residential Investment Trust, Inc. (AMEX) (“ARIT”). Prior to joining ARIT, Mr. Robbins was Chairman of the Board of Directors of American Residential Mortgage Corporation (“AMRES Mortgage”) from 1990 until 1994 and President of AMRES Mortgage from the time he co-founded it in 1983 until 1994. Mr. Robbins is also a Director of Accredited Home Lenders, the University of San Diego, and the Mortgage Bankers Association of America.

Class C Directors (term expires 2004):

Edward A. Blechschmidt joined the Company’s Board of Directors in April 2003. Mr. Blechschmidt is a private investor and management consultant and formerly Chairman and CEO (from 2000 to 2002) of Gentiva Health Services, Inc. Prior to joining Gentiva, Mr. Blechschmidt was CEO of Olsten Corporation from 1998 to 2000. From 1996 to 1998 he was President and CEO of Siemens Nixdorf Americas and Siemens’ Pyramid Technologies. Prior to Siemens, he spent more than 20 years with Unisys Corporation in various lines and staff positions including Chief Financial Officer. Mr. Blechschmidt is also a Director of Gentiva Health Services, Inc., Lionbridge Technologies, Inc., and Bayshore Healthcare, Ltd.

Robert A. Gunst joined the Company’s Board of Directors in 1996 and assumed the role of Chairman of the Board in January 2003. Mr. Gunst has more than 30 years of experience in food and retailing. Mr. Gunst currently is a private investor. Mr. Gunst had previously served as President and Chief Executive Officer of The Good Guys, Inc. (Nasdaq) from 1993 to 1999. In 1990, he became President and Chief Operating Officer of The Good Guys, Inc. while remaining a member of its Board of Directors of which he had joined in 1986. Mr. Gunst holds a Master’s Degree in Business Administration from the University of Chicago’s Graduate School of Business and a Bachelor of Arts Degree from Dartmouth College.

Michael M. Minchin, Jr. joined the Company’s Board of Directors in November 1993 and assumed the role of Chairman of the Board from February 1994 to December 1997. From May 1992 to November 1993, Mr. Minchin served as an independent consultant to Sizzler International, Inc. (NYSE) a restaurant company, and several other publicly held restaurant chains. Prior to that, Mr. Minchin served as the Executive Vice President of Sizzler International from May 1980 to May 1992. Mr. Minchin received a Bachelor of Arts Degree from Stanford University and a Master’s Degree in Business Administration from Harvard University. Currently,

Mr. Minchin serves as President and Managing Director of the John Douglas French Alzheimer’s Research Foundation as well as an independent consultant to several publicly held restaurant chains and bio medical start-ups.

Committees of the Board of Directors

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee.

The Audit Committee’s function is to review, with the Company’s independent accountants and management, the results of the examination of the Company’s financial statements by the independent accountants and the independent accountants’ opinion. The Audit Committee also approves all professional services performed by the independent accountants, recommends the retention of the independent accountants to the Board, subject to ratification by the stockholders, recommends a code of corporate conduct, and periodically reviews the Company’s accounting policies and internal accounting and financial controls. For fiscal 2003, the members of the Audit Committee were Messrs. Berner, Gunst, and Nierenberg. In addition, in April 2003, Edward Blechschmidt joined the Board, and was elected to serve as the audit committee chair, and replaced Mr. Nierenberg in his role as audit committee member.

The Compensation Committee’s function is to review and recommend executive compensation, including officer salary levels, incentive compensation programs and stock option grants. During fiscal 2003, the members of the Compensation Committee were Messrs. Gunst, Minchin and Nierenberg.

The Nominating and Governance Committee’s function is to identify and select potential candidates for the Company’s Board of Directors. In addition, the Nominating and Governance Committee recommends corporate governance principles and code of corporate conduct. This Committee was formed in November of 2002, and the members are Messrs. Berner, Minchin and Robbins.

The Board of Directors has determined that the Company has an audit committee financial expert, Edward A. Blechschmidt, serving on its audit committee, who is considered to be independent under the NASDAQ listing requirements in effect during fiscal 2003.

During the fiscal year ended September 30, 2003, the Board held five meetings. All directors attended at least seventy-five percent of these meetings of the Board and the committees on which they served (during the periods that they served).

Executive Officers of the Company:

The executive officers of the Company as of September 30, 2003 are as follows (in alphabetical order with CEO/President listed first):

Name	Age	Position
Michael P. Mack	52	President and Chief Executive Officer
Walter J. Carucci	53	Vice President of Development and Construction
Lloyd Fritzmeier	59	Chief Operating Officer
Kenneth J. Keane	47	Vice President of Human Resources
R. Gregory Keller	55	Senior Vice President of Operations
David W. Qualls	58	Chief Financial Officer and Secretary

Michael P. Mack co-founded the Company in 1983 and was the President and Chief Operating Officer from the Company’s inception until April 1991 and the Chief Executive Officer from September 1990 to April 1991. Mr. Mack assumed the role of Chairman of the Board of Directors from December 1997 until January 2003. Mr. Mack has also been a director of the Company since its inception. Since February 1994, Mr. Mack has been the Company’s President and Chief Executive Officer. From April 1991 to February 1994, Mr. Mack served as the President of MPM Management, Inc., a consulting firm. Prior to joining the Company, from 1977 to 1983, Mr. Mack worked for Bain & Company, a management consulting firm, where he specialized in the development and implementation of business strategies. Mr. Mack received a B.A. from Brown University and a M.B.A. from Harvard University.

Walter J. Carucci joined the Company in July 2002 as Vice President of Development and Construction. From February 2000 to July 2002, Mr. Carucci served as an independent consultant in the fields of Real Estate, Development and Construction Services to various retail and restaurant clients. In addition to his duties as a consultant, he was Director of Retail Real Estate for Stiles Corporation in Nashville, Tennessee. From November 1994 to February 2000, Mr. Carucci served as Vice President of Development for Al Copeland Investments in New Orleans, Louisiana. From December 1987 to November 1994, Mr. Carucci served as Vice President of Development for Black-Eyed Pea U.S.A., Inc., a multi-concept, chain restaurant company. Mr. Carucci received a B.A. in Architecture from Clemson University, is a member of the American Institute of Architects and presently is registered with the State of Texas Board of Architectural Examiners. Also, he holds an Affiliate Brokers License in the State of Tennessee.

Lloyd J. Fritzmeier joined the Company in September 2002 as Executive Vice President of Marketing and assumed the role of Chief Operating Officer in May 2003. Prior to joining the Company, from 1991 to 2002, Mr. Fritzmeier served as President and Chief Executive Officer of Arby’s Franchise Association (AFA), which operates as the marketing arm for over 3,200 domestic restaurants. Prior to AFA, Mr. Fritzmeier served in various marketing capacities with Marketing Corporation of America, ITT Continental Biking, Standard Brands, J. Walter Thompson, and Henderson Advertising. Mr. Fritzmeier received a B.B.A. from the University of Miami and a M.B.A. from Columbia University in New York City.

Kenneth J. Keane has served as the Vice President of Human Resources since November 1998. Mr. Keane joined the Company in 1986 as a restaurant manager. During his employment with the Company he has served as Director of Operations, Director of Training and Executive Director of Human Resources. Prior to his joining the Company, Mr. Keane worked in restaurant management for ten years. Mr. Keane received a certificate in Human Resources from San Diego State University in 1996.

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

David W. Qualls joined the Company in November 1985 as Chief Financial Officer and Secretary. From 1982 to 1985, Mr. Qualls served as Vice President of Finance and Administration and Chief Financial Officer of Diatek, Inc., a medical electronics company. Mr. Qualls received a B.A. from California State University at Fresno and a M.B.A from the University of Virginia

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company’s review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders were timely complied with during the fiscal year ended September 30, 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to all members of Board of Directors and employees of the Company, including, the principal executive officer, principal financial officer, principal accounting officer and controller. The Company has posted a copy of the code on the Company’s internet website at the internet address: http://www.gardenfreshcorp.com. Copies of the code may be obtained free of charge from the Company’s website at the above internet address.

Item 11.    Executive Compensation and Other Matters

The following table sets forth information for the fiscal years ended September 30, 2003, 2002 and 2001 concerning the compensation of the Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company. (Information is in alphabetical order with the CEO/President listed first).

SUMMARY COMPENSATION TABLE

				Long-Term Compensation Awards
Name and Principal Positions	Year	Salary	Bonus	Securities Underlying Options(1)	All Other Compensation (2)
Michael P. Mack	2003	$350,000	$—	—	$20,000
Chief Executive Officer, President	2002	$334,750	$45,000	27,500	$20,000
	2001	$334,750	$—	—	$20,000

Walter J. Carucci(3)	2003	$160,000	$—	—	$18,000
Vice President of Development and	2002	$34,416	$—	25,000	$—
Construction

Lloyd J. Fritzmeier(4)	2003	$280,000	$—	—	$20,000
Chief Operating Officer	2002	$23,334	$—	60,000	$—

R. Gregory Keller	2003	$215,000	$—	—	$20,000
Vice President of Operations	2002	$198,275	$62,500	17,500	$20,000
	2001	$198,275	$—	—	$20,000

David W. Qualls	2003	$250,000	$—	—	$20,000
Chief Financial Officer, Secretary	2002	$236,900	$62,500	20,000	$20,000
	2001	$236,900	$—	—	$20,000

(1)	Consists options granted in fiscal year 2002.
(2)	Consists of deferred compensation matches.
(3)	Fiscal 2002 was a partial salary, and based on the hire date of July 22, 2002.
(4)	Fiscal 2002 was a partial salary, and based on the hire date of August 26, 2003.

The following table provides information concerning exercises of options to purchase the Company’s Common Stock during the fiscal year ended September 30, 2003, and unexercised options held as of September 30, 2003 by the persons named in the Summary Compensation Table. (Information is in alphabetical order with the CEO/President listed first):

AGGREGATE OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END VALUES

			Number of Securities Underlying Unexercised Options at 9/30/03		Value of Unexercised In-The-Money Options at 9/30/03 (1)(2)
	Shares Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Michael P. Mack	—	$—	270,225	14,275	$1,506,532	$57,538
Walter J. Carucci	—	$—	10,425	14,575	$45,974	$64,276
Lloyd J. Fritzmeier	—	$—	21,671	38,329	$110,522	$195,478
R. Gregory Keller	—	$—	139,418	9,082	$822,563	$35,557
David W. Qualls	—	$—	103,045	10,455	$442,674	$41,211

(1)	Values are net of exercise price.
(2)	The value of “in-the-money” stock options represents the difference between the exercise price of such option and the fair market value of $15.91 per share of Common Stock as of September 30, 2003, the closing price of the Common Stock reported on the Nasdaq National Market on such date.

Compensation of Directors

The non-employee directors of the Company each receive $20,000 and the Chairman of the Board receives $50,000 per year as cash compensation for attendance at Board of Directors and committee meetings. Also, for each Board and committee meeting a non-employee director attends, the director receives from $1,000 to $2,000, depending on the nature of the meeting and the role of the specific member. This compensation is paid for meetings of the standing committees, as well as meetings of a special committee relating to the merger. Additionally, the directors of the Company are reimbursed for expenses incurred in connection with attendance at Board of Directors or committee meetings. Each non-employee director remaining in office is granted an option to purchase 7,500 shares of Common Stock annually in addition to an initial grant of 10,000 options upon joining the Board. Each non-employee director has waived his right to receive the annual option grant that would have been issued in the first quarter of fiscal 2004.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During the year ended September 30, 2003, executive compensation was administered by the Compensation Committee comprised of three non-employee directors of the Company, Messrs. Gunst, Minchin and Nierenberg. Mr. Mack, the Company’s President and Chief Executive Officer, participated in the deliberations of the Compensation Committee regarding executive compensation that occurred during fiscal 2003, but did not take part in deliberations regarding his own compensation. Mr. Mack’s participation in the deliberations of the Compensation Committee included providing information on the performance of people who work at the Company and advisory recommendations regarding the appropriate levels of compensation for the Company’s officers.

Employment Contracts and Termination of Employment and Change in Control Arrangement

The Company entered into employment agreements with Michael Mack, Chief Executive Officer and President, David Qualls, Chief Financial Officer and Secretary, Gregory Keller, Vice President of Operations in July 1997, and with Kenneth Keane, Vice President of Human Resources in November 1998, and with Walt Carucci, Vice President of Development and Construction in July 2002, and with Lloyd Fritzmeier, Chief

Operating Officer in September 2002. Under the respective employment agreements, the minimum base annual salary for Mr. Mack is $250,000, for Mr. Qualls is $170,000, for Mr. Keller is $150,000, for Mr. Keane is $120,000, for Mr. Carucci is $160,000 and for Mr. Fritzmeier is $280,000. Furthermore, these employment agreements provide that upon termination of these employees without cause, the Company is obligated to pay severance equal to one half of the then current annual salary of the terminated employee along with certain other benefits. Additionally, in the event of a termination without cause following a change of control, the employment agreements provide for severance equal to two years of base salary plus two years of bonus.

In the event any such severance payment becomes necessary, the amount of such payment will be based upon the current salary and bonus figures set forth in the Summary Compensation Table.

In the event of a change in control, as defined under the Company’s 1998 Option Plan, any unexercisable or unvested portion of the outstanding options will become immediately exercisable and vested in full prior to the change in control. The Company’s other stock option plans also contain provisions that could lead to the vesting and exercisability of all outstanding options prior to a change in control of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of November 14, 2003, with respect to the beneficial ownership of the Company’s Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and (iv) all executive officers and directors of the Company as a group.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent(2)
The Nierenberg Investment Management Company (3)
19605 NE 8th Street
Camas, WA 98607	913,400	15.7%

T. Rowe Price Associates, Inc. (4)
T. Rowe Price Small-Cap Value Fund, Inc.
100 E. Pratt Street
Baltimore, MD 21202	551,500	9.5%

Phronesis Partners, L.P.(5) Jim Wiggins 180 East Broad Street Columbus, OH 43215	424,400	7.3%

Dimensional Fund Advisors (6)
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	337,200	5.8%

David Nierenberg (7)	990,875	16.9%

Michael P. Mack (8)	401,227	6.6%

Edgar F. Berner (9)	61,720	1.0%

Edward A. Blechschmidt	10,000	*

Robert A. Gunst (10)	62,420	1.1%

Michael M. Minchin, Jr. (11)	116,420	2.0%

John M. Robbins, Jr. (12)	47,768	*

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent(2)

Walter J. Carucci (13)	12,510	*

Lloyd J. Fritzmeier (14)	28,339	*

R. Gregory Keller (15)	145,322	2.4%

David W. Qualls (16).	108,155	1.8%

All directors and executive officers as a group (12 persons) (17)	2,021,170	30.2%

* Less than one percent.

(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2)	Calculated on the basis of 5,833,792 shares of Common Stock outstanding.
(3)	The General Partner of The D3 Family Fund, LP (which owns 587,252 shares), the D3 Family Retirement Fund, LP (which owns 239,830 shares), The D3 Children’s Fund, LP (which owns 44,618 shares) and The D3 Offshore Fund, LP (which owns 41,700 shares). See Note 6.
(4)	Based on information provided by T. Rowe Associates, Inc. (“Price Associates”) and T. Rowe Small-Cap Value Fund, Inc. (“Price Fund”) on Form 13-F filed with the SEC on November 14, 2003 and on a Form 13-G filed with the SEC on February 14, 2003 and information provided verbally by Price Associates. Price Associates has sole dispositive power for the entire holding of 551,500 shares. Price Associates has sole voting power for 46,900 shares and Price Fund has sole voting power for 484,600 shares. Price Associates disclaims beneficial ownership of such securities.
(5)	Based solely on information provided by Phronesis Partners, L.P. on Form 13-G/A filed with the SEC on February 26, 2002. Phronensis Partners, L.P. and Jim Wiggins share beneficial ownership for the entire holding of 424,400 shares.
(6)	Based on information provided by Dimensional Fund Advisors, Inc. on Form 13-F filed with the SEC on November 5, 2003. Dimensional Fund Advisors Inc. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. (These investment companies and investment vehicles are the “Portfolios”). In its role as investment advisor and investment manager, Dimensional possessed both voting and investment power over 337,200 shares of Garden Fresh Restaurant Corp. stock as of September 30, 2003. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.
(7)	Includes the 913,400 shares disclosed above as held by the The Nierenberg Investment Management Company. See Note 3. Mr. Nierenberg is President of Nierenberg Investment Management Company. In addition, Mr. Nierenberg has voting and investment power over the shares held by The Nierenberg Family 1993 Trust (which owns 59,975 shares). Includes 17,500 shares issuable upon exercise of stock options, exercisable within 60 days of November 14, 2003. The address of this beneficial owner is the same as stated for The Nierenberg Investment Management Company.
(8)	Includes 273,485 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003. The address of this beneficial owner is c/o the Company, 15822 Bernardo Center Drive, Suite A, San Diego, California 92127
(9)	Includes 57,420 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(10)	Includes 32,420 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(11)	Includes 107,420 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.

(12)	Includes 44,268 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(13)	Includes 12,510 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(14)	Includes 28,339 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(15)	Includes 141,206 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.
(16)	Includes 105,155 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003
(17)	Includes 856,137 shares issuable upon exercise of stock options exercisable within 60 days of November 14, 2003.

For a brief description of the Company’s equity compensation plans, see Item 5.

Completion of the merger will result in a change in control of the Company.

Item 13.    Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

The Company has entered into employment agreements with certain of its officers. See “Employment Contracts and Termination of Employment and Change in Control Arrangement” in Item 11.

The Company’s officers and directors are indemnified pursuant to certain provisions of Delaware General Corporation Law, the Company’s charter documents and indemnification agreements with the Company. The indemnification agreements contain provisions that are in some respects broader than the specific indemnification provisions contained in the Delaware General Corporation Law.

The Company’s policy has been and continues to be that all transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company’s Board of Directors and by a majority of the disinterested members of the Company’s Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. In addition, this policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only.

The specific interests that the directors and executive officers of the registrant will have in the merger will be described in the proxy materials filed by the Company with the SEC under regulation 14A.

Item 14.    Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for the fiscal years ended September 30, 2003 and 2002 for professional services rendered by KPMG LLP (“KPMG”) for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $200,000 and $114,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended September 30, 2003 and 2002 for professional services rendered by KPMG for audit related services rendered in connection with the preparation and filing of registration statements, audits of employee benefit plans, and consultation on accounting standards or transactions for those fiscal years were $17,000 and $19,000, respectively.

Tax Fees

The aggregate fees billed for the fiscal years ended September 30, 2003 and 2002 for professional services rendered by KPMG for tax compliance, tax advice, and tax planning for those fiscal years were $71,000 and $65,000, respectively.

All Other Fees

The aggregate fees billed for the fiscal years ended September 30, 2003 and 2002 for professional services rendered by KPMG for non-audit services for those fiscal years were $5,000 and $225,000, respectively. During fiscal 2003, KPMG provided services related to the pending merger with Fairmont Capital Inc. In fiscal 2002, these services related to providing assistance to management with respect to reviewing post system implementation controls and in providing management benchmarks and workflow analysis relating to the new accounting system implementation. Management completed the accounting system implementation, with the implementation services provided by vendor.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)     The following documents are filed as part of this Report:

Page Number
(1)	Independent Auditors’ Report	F-1
	Balance Sheets as of September 30, 2002 and 2003	F-2
	Statements of Operations for the years ended September 30, 2001, 2002 and 2003	F-3
	Statements of Shareholders’ Equity for the years ended September 30, 2001, 2002 and 2003	F-4
	Statements of Cash Flows for the years ended September 30, 2001, 2002 and 2003	F-5
	Notes to Financial Statements	F-6

Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(2)	Exhibits. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

(b)    Reports on Form 8-K.

A report on Form 8-K was filed by the Company on April 3, 2003 furnishing a press release entitled “Garden Fresh Announces Preliminary Second Fiscal Quarter Results” described therein.

A report on Form 8-K was filed by the Company on April 30, 2003 furnishing a press release entitled “Garden Fresh Reports Fiscal 2003 Second Quarter Results” described therein.

A report on Form 8-K was filed by the Company on August 1, 2003 furnishing a press release entitled “Garden Fresh Report Fiscal 2003 Third Quarter Results – Revises Fourth Quarter Estimates Upward” described therein.

A report on Form 8-K was filed by the Company on October 1, 2003 relating to the issuance of a press release entitled “Garden Fresh Restaurant Corp. to Merge with an Affiliate of Fairmont Capital, Inc. Garden Fresh Stockholders to Receive $16.53 Per Share in the Merger.” described therein and the filing of the Agreement and Plan of Merger dated September 29, 2003, by and among Garden Fresh Restaurant Corp., GF Holdings, Inc. and GFR Acquisition Company.

A report on Form 8-K was filed by the Company on November 25, 2003 furnishing a press release entitled “Garden Fresh Reports Fiscal 2003 Fourth Quarter and Year End Results” described therein.

A report on Form 8-K was filed by the Company on November 25, 2003 relating to the issuance of a press release entitled “Garden Fresh Restaurant Corp. Provides Update on Status of Pending $16.35 per Share Merger with an Affiliate of Fairmont Capital, Inc.” described therein and the filing of the Amendment to Agreement and Plan of Merger dated as of November 21, 2003, by and among Garden Fresh Restaurant Corp., GF Holdings, Inc. and GFR Acquisition Company.

(c)    Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Garden Fresh Restaurant Corp.:

We have audited the accompanying balance sheets of Garden Fresh Restaurant Corp. as of September 30, 2002 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Garden Fresh Restaurant Corp. as of September 30, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

San Diego, California

November 17, 2003

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

	September 30,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,294,000	$11,057,000
Inventories	9,123,000	9,670,000
Other current assets	3,919,000	3,601,000

Total current assets	18,336,000	24,328,000
Property and equipment, net	132,638,000	125,700,000
Intangible and other assets	2,032,000	2,465,000

TOTAL ASSETS	$153,006,000	$152,493,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,604,000	$4,243,000
Current portion of long-term debt	10,635,000	17,606,000
Accrued liabilities	11,743,000	13,088,000

Total current liabilities	27,982,000	34,937,000
Deferred income taxes	8,336,000	8,567,000
Long-term debt, net of current portion	32,970,000	21,219,000
Other liabilities	3,485,000	3,786,000
Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2002 and 2003 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2002 and 2003, respectively	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2002 and 2003 respectively; 5,732,822 and 5,824,023 issued and outstanding at September 30, 2002 and 2003, respectively	57,000	58,000
Additional paid-in capital	60,133,000	60,890,000
Retained earnings	20,043,000	23,036,000

Total shareholders’ equity	80,233,000	83,984,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,006,000	$152,493,000

Commitments and contingencies (note 9)

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

	Years ended September 30,
	2001	2002	2003
Net sales	$198,463,000	$214,296,000	$220,489,000

Costs and expenses:
Costs of sales	49,447,000	52,333,000	53,912,000
Restaurant operating expenses:
Labor	64,420,000	68,130,000	69,846,000
Occupancy and other expenses	47,210,000	52,092,000	56,849,000
General and administrative expenses	13,538,000	13,488,000	14,270,000
Restaurant opening costs	1,952,000	303,000	227,000
Depreciation and amortization expenses	12,503,000	13,727,000	14,475,000
Facility exit costs	1,572,000	(83,000)	—
Merger costs (note 8)	—	—	997,000

Total costs and expenses	190,642,000	199,990,000	210,576,000

Operating income	7,821,000	14,306,000	9,913,000

Other income (expense):
Interest income	160,000	85,000	55,000
Interest expense	(4,876,000)	(4,537,000)	(3,678,000)
Other income (expense), net	804,000	(394,000)	(639,000)

Total other expense, net	(3,912,000)	(4,846,000)	(4,262,000)

Income before provision for income taxes	3,909,000	9,460,000	5,651,000
Provision for income taxes	(1,547,000)	(3,875,000)	(2,658,000)

Net income	$2,362,000	$5,585,000	$2,993,000

Basic net income per common share	$0.42	$0.98	$0.52

Shares used in computing basic net income per common share	5,670,000	5,707,000	5,784,000

Diluted net income per common share	$0.42	$0.96	$0.51

Shares used in computing diluted net income per common share	5,682,000	5,838,000	5,923,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF SHAREHOLDERS’ EQUITY

YEARS ENDED SEPTEMBER 30, 2001, 2002 AND 2003

	Common Stock
			Additional paid-in	Retained
	Shares	Amount	capital	earnings	Total
Balance at September 30, 2000	5,655,645	$57,000	$59,518,000	$12,096,000	$71,671,000
Exercise of common stock options	1,400	—	7,000	—	7,000
Issuance of common stock under employee stock purchase plan	18,781	—	140,000	—	140,000
Net income	—	—	—	2,362,000	2,362,000

Balance at September 30, 2001	5,675,826	57,000	59,665,000	14,458,000	74,180,000
Exercise of common stock options	33,347	—	306,000	—	306,000
Issuance of common stock under employee stock purchase plan	23,649	—	133,000	—	133,000
Tax benefits from exercise of common stock options	—	—	29,000	—	29,000
Net income	—	—	—	5,585,000	5,585,000

Balance at September 30, 2002	5,732,822	57,000	60,133,000	20,043,000	80,233,000
Exercise of common stock options	71,722	1,000	537,000	—	538,000
Issuance of common stock under employee stock purchase plan	19,479	—	148,000	—	148,000
Tax benefits from exercise of common stock options	—	—	72,000	—	72,000
Net income	—	—	—	2,993,000	2,993,000

Balance at September 30, 2003	5,824,023	$58,000	$60,890,000	$23,036,000	$83,984,000

See accompanying notes to financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2001	2002	2003
Cash flows from operating activities:
Net income	$2,362,000	$5,585,000	$2,993,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,503,000	13,727,000	14,475,000
Loss on disposal of property and equipment	512,000	485,000	652,000
Facility exit costs	1,572,000	(83,000)	—
Provision for deferred income taxes	(81,000)	3,372,000	1,177,000
Tax benefits from exercise of common stock options	—	29,000	72,000
Amortization of deferred gain on sale-leaseback of properties	(36,000)	(51,000)	(49,000)
Changes in operating assets and liabilities:
Inventories	(1,803,000)	(938,000)	(547,000)
Other current assets	(1,592,000)	(74,000)	(628,000)
Intangible and other assets	(28,000)	(135,000)	(466,000)
Accounts payable	(193,000)	(2,008,000)	(1,773,000)
Accrued liabilities	2,181,000	1,535,000	1,270,000
Other liabilities	190,000	104,000	794,000

Net cash provided by operating activities	15,587,000	21,548,000	17,970,000

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(24,033,000)	(3,919,000)	(5,422,000)
Existing restaurant additions and other capital improvements	(9,320,000)	(8,034,000)	(5,233,000)
Decrease in construction costs included in accounts payable	(2,451,000)	(805,000)	(555,000)
Proceeds from sale-leaseback transactions	12,478,000	9,548,000	3,097,000

Net cash used in investing activities	(23,326,000)	(3,210,000)	(8,113,000)

Cash flows from financing activities:
Borrowings under line of credit	5,150,000	—	1,500,000
Repayments under line of credit	(8,000,000)	(450,000)	(1,500,000)
Proceeds from long-term debt	19,001,000	7,719,000	8,680,000
Repayment of term loan	—	(8,700,000)	—
Repayment of long-term debt	(10,452,000)	(12,217,000)	(13,460,000)
Net proceeds from issuance of common stock	147,000	439,000	686,000

Net cash provided by (used in) financing activities	5,846,000	(13,209,000)	(4,094,000)

Net increase (decrease) in cash and cash equivalents	(1,893,000)	5,129,000	5,763,000

Cash and cash equivalents at beginning of year	2,058,000	165,000	5,294,000

Cash and cash equivalents at end of year	$165,000	$5,294,000	$11,057,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,035,000	$5,065,000	$3,872,000

Cash paid during the year for income taxes	$1,521,000	$597,000	$1,597,000

Supplemental disclosure of noncash transaction—
Property and equipment asset purchases included in accounts payable	$805,000	$555,000	$967,000

See accompanying notes to financial statements

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1.    The Company and a Summary of Significant Accounting Policies

The Company

Garden Fresh Restaurant Corp. (the “Company”) is a Delaware Corporation which owns and operates 97 salad buffet restaurants in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Missouri, Nevada, New Mexico, North Carolina, Oregon, Texas, Utah and Washington, under the names Souplantation and Sweet Tomatoes.

Revenue Recognition

The Company records revenue from the sale of food and beverage and as products are sold.

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

Inventories

Inventories, consisting principally of food, beverages, restaurant supplies, and smallwares, are valued at the lower of cost (first-in, first-out) or market. Costs associated with food, beverages, and restaurant supplies inventories are charged to costs of sales in the statement of operations. Costs associated with smallwares are reflected in occupancy and other expenses in the statement of operations.

Property and Equipment

Property, equipment, and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method. Property, equipment, and leasehold improvements are depreciated and amortized over estimated useful lives of 3 years to 30 years or the remaining lease term, whichever is shorter.

Maintenance and repairs are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.

Intangibles and Other Assets

Debt issuance costs are capitalized and amortized into interest expense using a method which approximates the effective interest method over the term of the debt.

Income Taxes

Income taxes are accounted for under the asset and liability method. Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

income tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

In September 2001, the Company made the decision that they would abandon the Ladles and Slurp! concepts due to poor operating performance. At that point in time, the Company planned to close these restaurants during the first half of fiscal 2002. This triggered an impairment evaluation by the Company of its long lived assets related to these restaurants in the fourth quarter of fiscal 2001. Based on the Company’s analyses of the results of operations and projected future cash flows associated with these restaurants, the Company determined that an impairment existed. Accordingly, the Company recorded an impairment charge of $1,368,000 in the fourth quarter of fiscal 2001 determined as the amount by which the carrying amount of the assets exceeded the present value of the estimated future cash flows. The net book value of assets determined to be impaired included $340,000 of equipment, $273,000 of furniture and fixtures, $353,000 of leasehold improvements, $299,000 of construction in process, and $103,000 of inventory and other assets. In addition, the Company recorded an accrual of $204,000 representing the present value of the estimated net future lease payments associated with these restaurants. Of this amount, $80,000 was recorded as accrued liabilities and $124,000 was recorded as other long-term liabilities as of September 30, 2001. There were no cash payments made to reduce the liabilities during fiscal year 2001. All charges described above have been included in the 2001 results of operations as facility exit costs.

The Company closed the Ladles location during the first quarter of fiscal 2002 and was successful in terminating the lease agreement for that location during the third quarter of fiscal 2002. The Company closed the Slurp! location during the second quarter of fiscal 2002 and negotiated a sublease of that location through the end of its lease term during the fourth quarter of fiscal 2002. The sublease income is expected to offset all future lease obligations associated with this location. The Company has no future liability related to the Ladles location as the lease was terminated. However, the Company is the guarantor for the sub-lease associated with the Slurp! location, and would be liable for payment if the sub-lessee fails to make their contractual payments. During fiscal 2002 the Company made cash payments to reduce the liabilities for future rent payments of $121,000 and reversed the accrual for the remaining balance of $83,000 during the fourth quarter of fiscal year 2002. All credits described above have been included in the 2002 results of operations as facility exit costs.

Advertising

Advertising costs are expensed as incurred. Advertising expenses were $6,243,000, $5,135,000, and $6,662,000 in fiscal 2001, 2002, and 2003, respectively, and are included in occupancy and other expenses.

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

Potentially dilutive securities of approximately 12,000, 131,000, and 139,000 shares for fiscal 2001, 2002 and 2003, respectively, were used to calculate diluted net income per common share. There are no reconciling items in calculating the numerator for basic and diluted net income per common share for the periods presented. For the years ended September 30, 2001, 2002 and 2003, respectively, shares related to stock options of 1,146,000, 813,000, and 686,000, respectively, were excluded from the calculation of diluted net income per common share, as the effect of their inclusion would be anti-dilutive.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in the quarter ended March 31, 2003.

As of September 30, 2003, the Company had two stock-based employee compensation plans, which consist of employee stock option grants and the employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and Related Interpretations. No compensation expense has been recognized for employee stock option grants, which are fixed in nature, as the options have been granted at fair value. No compensation expense has been recognized for the employee stock purchase plan. Had the Company applied the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, expense for the Company’s stock–based compensation awards and employee stock purchase plan shares issued during the years ended September 30, 2001, 2002, and 2003 would have been determined based on the fair value of the awards at the grant dates, and

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

the Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below:

	September 30,
	2001	2002	2003
Net income, as reported	$2,362,000	$5,585,000	$2,993,000
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,165,000)	(1,043,000)	(1,038,000)

Pro forma net income	$1,197,000	$4,542,000	$1,955,000

Net income per common share:
Basic:
As reported	$0.42	$0.98	$0.52

Pro forma	$0.21	$0.80	$0.34

Diluted:
As reported	$0.42	$0.96	$0.51

Pro forma	$0.21	$0.78	$0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2001, 2002, and 2003, respectively: dividend yield of 0.0% for each year, expected volatility of 115.63%, 109.45%, and 115.73%, risk-free interest of 5.78%, 3.85%, and 3.07%, and expected lives of 8.0 years in 2001, and 5.0 years for 2002 and 2003. The fair value of the employees’ purchase rights pursuant to the employee stock option purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 2001, 2002, and 2003, respectively: dividend yield of 0.0% for each year, expected volatility of 115.63%, 36.57%, and 27.86%, risk-free interest of 5.15%, 2.27%, and 1.32%, and expected lives of 6 months for each year.

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

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

During the fiscal year ended September 30, 2003, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3,097,000 for the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the respective lease term of 20 years. The related lease is being accounted for as an operating lease.

Reclassifications

Certain 2001 and 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 2.    Composition of Certain Financial Statement Captions

		September 30,
		2002	2003
Inventories:
Smallwares		$3,699,000	$3,913,000
Store inventory		2,885,000	2,744,000
Inventory held at distribution centers		2,539,000	3,013,000

		$9,123,000	$9,670,000

Other current assets:
Prepaid taxes		$2,256,000	$1,982,000
Deferred income taxes		1,080,000	134,000
Prepaid insurance		120,000	558,000
Prepaid rent		140,000	164,000
Other		323,000	763,000

		$3,919,000	$3,601,000

	Useful Lives
Property and equipment, net:
Leasehold improvements	Shorter of 30 years or lease term	$51,563,000	$54,779,000
Furniture and fixtures	3-8 years	48,379,000	50,578,000
Equipment	3-8 years	39,831,000	43,080,000
Land	—	28,764,000	26,941,000
Buildings	30 years	25,205,000	23,681,000
Construction in process on new restaurants	—	3,281,000	1,846,000

		197,023,000	200,905,000
Less accumulated depreciation and amortization		(64,385,000)	(75,205,000)

		$132,638,000	$125,700,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

	September 30,
	2002	2003
Intangible and other assets:
Cash surrender value of insurance policies	$1,011,000	$1,721,000
Deposits, loan fees, and other assets	1,021,000	744,000

	$2,032,000	$2,465,000

Accrued liabilities:
Accrued payroll	$4,499,000	$4,570,000
Taxes payable	2,102,000	1,213,000
Accrued workers’ compensation and general liability claims and insurance	2,468,000	3,030,000
Current accrued rent	86,000	94,000
Current deferred gain on sale-leaseback properties	54,000	35,000
Accrued interest	224,000	30,000
Other	2,310,000	4,116,000

	$11,743,000	$13,088,000

Other liabilities:
Accrued rent	$1,314,000	$1,220,000
Deferred compensation	1,201,000	1,995,000
Deferred gain on sale-leaseback properties, net of current portion	970,000	571,000

	$3,485,000	$3,786,000

Note 3. Long-Term Debt

Obligations under long-term debt arrangements are comprised of:

	September 30,
	2002	2003
Notes payable to lending institutions, interest at 4.12%-10.54%, due in various monthly installments aggregating $903,000 (including interest) through 2008. Secured by property and equipment	$22,830,000	$18,206,000
Notes payable to lending institutions, interest at 3.67%-10.54%, due in various monthly installments aggregating $316,000 (including interest) through 2008. Secured by land and property	20,775,000	20,619,000

	43,605,000	38,825,000
Less current portion	(10,635,000)	(17,606,000)

	$32,970,000	$21,219,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Principal payments due on long-term debt during the five years subsequent to September 30, 2003 are as follows:

2004	$17,606,000
2005	12,240,000
2006	7,202,000
2007	1,509,000
2008	268,000

$38,825,000

The Company capitalized $449,000, $106,000, and $69,000 of interest costs during 2001, 2002, and 2003 respectively, related to construction of new stores.

On November 1, 2002, the Company entered into a line of credit agreement (Credit Agreement) with a bank. On February 1, 2003, the Company amended the Credit Agreement to allow the issuance of letters of credit up to an aggregate of $2 million. The agreement provides for borrowings up to $6 million under a revolving credit agreement, which includes the $2 million of potential drawings under the letter of credit. The proceeds shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements, and the letter of credit shall be used as a guarantee in relation to the Company’s insurance agreement with its carrier. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on the line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month for the line of credit, and a fee of 1.25% will be charged on the face amount of the letter of credit issued. The Company’s Credit Agreement contains various financial covenants and restrictions. As of September 30, 2003, the Company was not in compliance with the fourth quarter net income covenant. Management believes that this violation was the product of the merger costs that were incurred during fourth quarter of fiscal year 2003, and expects to be in compliance with the quarterly covenant in the future. The financial institution has issued a waiver of the violation through September 30, 2003. The Credit Agreement expires on January 31, 2004 and the letter of credit issued will expire on April 1, 2004. In November 2003, the Company signed an amendment to this agreement extending the Credit Agreement expiration until April 30, 2004.

On May 8, 2003, a letter of credit in the amount of $1,702,000 was issued to the Company’s insurance carrier. As of September 30, 2003, there were no outstanding balances under this agreement and there have been no amounts drawn on the letter of credit.

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Note 4. Income Taxes

The provision for income taxes is summarized as follows:

	Years ended September 30,
	2001	2002	2003
Current tax expense:
Federal	$1,145,000	$290,000	$1,164,000
State	483,000	213,000	317,000

Total current tax expense	1,628,000	503,000	1,481,000

Deferred tax expense (benefit):
Federal	109,000	2,655,000	988,000
State	(190,000)	717,000	189,000

Total deferred tax expense (benefit)	(81,000)	3,372,000	1,177,000

Total tax expense	$1,547,000	$3,875,000	$2,658,000

A reconciliation of the amount computed by applying the statutory federal income tax rate to the income before provision for income taxes to the provision for income taxes is as follows:

	Years ended September 30,
	2001	2002	2003
Amounts computed at 34% statutory federal rate	$1,329,000	$3,216,000	$1,921,000
State taxes and other	218,000	659,000	737,000

Provision for income taxes	$1,547,000	$3,875,000	$2,658,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2003 are as follows:

	September 30,
	2002	2003
Write off of start-up costs	$717,000	$364,000
Inventories, pursuant to the Tax Reform Act of 1986	85,000	88,000
Accrued rent	543,000	507,000
Accrued vacation expense for financial reporting purposes	275,000	404,000
Change in insurance asset net of deferred compensation	351,000	402,000
Federal deduction for current year state tax expense	80,000	115,000
Minimum tax credit carryforwards	619,000	123,000
Other accruals	146,000	46,000

Total gross deferred tax assets	2,816,000	2,049,000
Total gross deferred tax liabilities—depreciation	(10,072,000)	(10,482,000)

Net deferred tax liabilities	$(7,256,000)	$(8,433,000)

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

At September 30, 2002 and 2003, the Company had available minimum tax credit carryforwards of $619,000 and $123,000, respectively. The Internal Revenue Code imposes certain conditions and possible limitations on the future availability of tax credit carryforwards, including limitations arising from changes in the Company’s ownership.

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

Prior to certain specified events, the Rights may be redeemed by the Board of Directors at a price of $0.001 per Right. There are 120,000 shares of Series A Preferred Stock reserved for issuance upon exercise of the Rights. No shares have been issued as of September 30, 2002, or 2003.

Common Stock

In October 1998, the Company announced that it intended to repurchase up to 500,000 shares of its common stock through a stock repurchase program. As of September 30, 1999, the Company repurchased 132,000 shares of common stock at an average price of $14.45, for a total of $1,908,000. All shares repurchased have been

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

retired. The Company is authorized to repurchase up to 368,000 additional shares under the terms of the repurchase program. The Company did not repurchase any shares during fiscal year 2001, 2002, or 2003.

Stock Option Plans

The Company has five stock option plans under which 2,282,500 options are authorized to be granted to employees, consultants, and directors of the Company. Of this balance, 451,979 options are still available to be granted as of September 30, 2003. The plans provide for the grant of both incentive stock options and non-qualified stock options. Under the plans, options to purchase common stock may be granted for periods up to ten years at a price per share ranging from 85% to 110% of the fair market value of the Company’s common stock at the date of grant. During fiscal 2001, 2002, and 2003, employee stock options were granted at the fair market value of the stock at the date of grant. The options generally vest over periods of one to five years and may be exercised in annual installments ranging from one to ten years. Under the plans, directors will receive options to purchase 10,000 shares of common stock upon their election to the Board of Directors, and options to purchase 7,500 shares annually thereafter.

In the event of a change in control, as defined under the Company’s 1998 Option Plan, any unexercisable or unvested portion of the outstanding options will become immediately exercisable and vested in full prior to the change in control. The Company’s other stock option plans also contain provisions that could lead to the vesting and exercisability of all outstanding options prior to a change in control of the Company.

Activity for fiscal year 2001, 2002, and 2003 with respect to these plans is as follows:

	Shares Underlying Options	Weighted- Average Exercise Price
Outstanding at September 30, 2000	924,041	$11.37
Granted	256,500	$7.88
Exercised	(1,400)	$4.70
Canceled	(20,666)	$10.70

Outstanding at September 30, 2001	1,158,475	$10.62
Granted	336,500	$8.95
Exercised	(33,347)	$9.19
Canceled	(63,237)	$9.72

Outstanding at September 30, 2002	1,398,391	$10.25
Granted	79,050	$10.71
Exercised	(71,722)	$7.49
Canceled	(14,064)	$9.31

Outstanding at September 30, 2003	1,391,655	$10.47

Options to purchase an aggregate of 792,716, 941,020, and 1,191,689 shares were exercisable under the plans as of September 30, 2001, 2002, and 2003 respectively. The weighted average price of options exercisable under the plans as of September 30, 2001, 2002, and 2003 was $10.88, $10.93, and $10.51 per share, respectively. The weighted average exercise price of options granted under the plans during fiscal year 2001, 2002, and 2003 was $7.88, $8.95, and $10.71 per share, respectively.

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock options outstanding as of September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2003	Weighted-Average Remaining Contractual Life In Years	Weighted- Average Exercise Price	Number Exercisable at September 30, 2003	Weighted- Average Exercise Price
$ 6.40 — $ 7.88	428,644	6.13	$7.17	389,334	$7.24
$ 8.50 — $ 9.00	276,884	2.15	$8.87	266,884	$8.88
$ 9.95 — $11.31	118,150	8.72	$10.83	31,321	$10.56
$11.38 — $12.75	218,660	6.98	$12.11	154,833	$12.20
$13.00 — $20.63	349,317	5.49	$14.64	349,317	$14.64

$ 6.40 — $20.63	1,391,655	5.53	$10.47	1,191,689	$10.51

Employee Stock Purchase Plan

During 1996, the Company implemented an employee stock purchase plan for all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the purchase date.

Employees may authorize the Company to withhold up to 10% of their compensation during any offering period, subject to certain limitations. During fiscal 2001, 2002, and 2003, 18,781, 23,649, and 19,479 shares were issued under the plan, respectively. At September 30, 2003, 133,339 shares were reserved for future issuance.

Note 6.    401(K) Savings Plan

The Company has a 401(k) Savings Plan (the “Plan”) which allows eligible employees to contribute from one percent to the maximum percentage as determined by the Plan administrator (seventeen percent for the plan years ended 2001, 2002, and 2003) of pre-tax compensation, with the Company making discretionary matching contributions as determined each year by the Plan administrator. Employees vest immediately in their contributions and vest in Company contributions over a four-year period of service. Included in general and administrative expenses for fiscal 2001, 2002, and 2003 are Company contributions of $60,000, $94,000, and $80,000 respectively.

Note 7.    Deferred Compensation Plan

During 1998, the Company implemented a deferred compensation plan whereby a select group of management employees may elect to defer up to 100% of their compensation into the plan. The Company makes annual matching contributions of 50% up to $6,000 for management and 100% up to $12,000 for officers and up to $20,000 for senior officers. Matching contributions vest over a four-year period (25% per year of service). Deferrals and matching contributions accrue earnings based upon the investment return of a portfolio selected by the participant from among portfolio options specified in the plan. The Company’s liability related to this plan at September 30, 2001, 2002 and 2003 was $1,101,000, $1,201,000, and $1,995,000, respectively. The plan also provides a death benefit to participants who die while employed by the Company. The death benefit is generally $100,000 but for executive officers is $500,000. The cash surrender value of the insurance at September 30, 2001, 2002, and 2003 was $950,000, $1,011,000, and $1,721,000, respectively. Benefits under the plan are generally payable at retirement or attainment of a specified age. All contributions and earnings held under the plan remain assets of the Company and are subject to the claims of general creditors of the Company. As of

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

September 30, 2003, there are 23 participants in the plan. The plan is not intended to be a qualified plan under Section 401(a) of the Internal Revenue Code.

Note 8.    Merger Agreement

On September 29, 2003, the Company entered into an Agreement and Plan of Merger with GF Holdings, Inc. (“GF Holdings”), a Delaware corporation, and GFR Acquisition Company (“Merger Subsidiary”), a Delaware corporation and wholly-owned subsidiary of GF Holdings, pursuant to which Merger Subsidiary will merge with and into Garden Fresh, with Garden Fresh being the surviving corporation (the “Merger”) and becoming a wholly-owned subsidiary of GF Holdings. In the merger, each issued an outstanding share of the Company’s common stock, par value $0.01 per share, will be canceled and converted automatically into the right to receive $16.35 per share in cash. The merger remains subject to a condition that the aggregate proceeds of the financings contemplated by certain debt financing commitments be available to GF Holdings at the closing, as well as other customary closing conditions, including the approval of the merger by the Company’s shareholders. The Company expects to hold a special meeting of stockholders to vote on the merger agreement in the second fiscal quarter of 2004. There can be no assurance, however, that the merger will be completed. If the merger agreement is terminated under specific circumstances as set forth in the agreement, the Company will be liable to pay GF Holdings a fee of $4,100,000.

For the year ended September 30, 2003, the Company incurred costs of $997,000 relating to the Merger. These costs are comprised primarily of the fairness opinion fees, legal and accounting services, and other related transaction costs.

Note 9.    Commitments and Contingencies

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

The aggregate future minimum lease commitments due, net of sub-lease rental income, are as follows:

Year Ending September 30,	Amount
2004	$14,279,000
2005	13,216,000
2006	12,589,000
2007	11,586,000
2008	10,990,000
Thereafter	88,349,000

Total minimum lease payments	$151,009,000

GARDEN FRESH RESTAURANT CORP.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company incurred rental expense, net of sub-lease rental income, under all operating leases of $11,096,000, $13,564,000, and $14,859,000 in fiscal 2001, 2002 and 2003, respectively. Rental expense includes percentage rents of $515,000, $564,000, and $618,000 for fiscal 2001, 2002 and 2003, respectively.

The Company is also subject to payments under specific contractual obligations and commitments. The Company is subject to various contracts that contain minimum purchase obligations for the purchase of tangible goods. As of September 30, 2003 our non-cancelable commitment under these agreements for fiscal year 2004 is $1,802,000 and in fiscal year 2005 is $147,000. In addition, the Company has a guarantee associated with sub-leased property for the location formally occupied by its Slurp! restaurant. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation, which would be $43,000 for fiscal year 2004, and $13,000 for fiscal year 2005. As of September 30, 2003, the Company is not aware of any non-performance under the sub-lease arrangement that would result in the Company having to perform under the terms of the guarantee and accordingly, has not recorded a liability related to this guarantee.

The Company has commitments for employment agreements with specific executive officers that provide that upon termination of these employees without cause, the Company is obligated to pay severance equal to one half of the then current annual salary of the terminated employee along with certain other benefits. Additionally, in the event of a termination without cause following a change of control, the employment agreements provide for severance equal to two years of base salary plus two years of bonus. In the event any such severance payment becomes necessary, the amount of such payment will be based upon the current salary and bonus.

As a result of the proposed merger described in Note 8, on October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et at., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the merger agreement was entered into in breach of the defendant’s fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorney’s fees, among other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any.

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

Date: November 26, 2003	GARDEN FRESH RESTAURANT CORP.

	By:	/s/ MICHAEL P. MACK

Michael P. Mack Chief Executive Officer President

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated have signed this Report below on November 26, 2003.

Signature	Title

/s/ MICHAEL P. MACK Michael P. Mack	Chief Executive Officer, President and Director

/s/ DAVID W. QUALLS David W. Qualls	Chief Financial Officer and Chief Accounting Officer

/s/ EDGAR F. BERNER Edgar F. Berner	Director

/s/ ROBERT A. GUNST Robert A. Gunst	Chairman of the Board, Director

/s/ MICHAEL M. MINCHIN, JR. Michael M. Minchin, Jr.	Director

/s/ JOHN M. ROBBINS, JR. John M. Robbins, Jr.	Director

/s/ DAVID NIERENBERG David Nierenberg	Director

/s/ EDWARD A. BLECHSCHMIDT Edward A. Blechschmidt	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of September 29, 2003, by and among Garden Fresh Restaurant Corp., GF Holdings, Inc. and GFR Acquisition Company (10) and amendment thereto dated November 21, 2003. (12)

3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp. (1)

3.1	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001. (6)

3.2	Bylaws of Garden Fresh Restaurant Corp., as amended. (2)

4.1	Rights Agreement between the Company and Equiserve Trust Company, N. A., dates as of February 15, 2001. (6)

10.1	Form of Indemnity Agreement for executive officers and directors. (2)

10.2	The Company’s Restaurant Management Stock Option Plan, as amended. (2) (8)

10.3	The Company’s Key Employee Stock Option Plan, as amended. (2) (8)

10.4	The Company’s 1995 Outside Director Stock Option Plan. (2) (8)

10.5	The Company’s 1995 Key Employee Stock Option Plan, as amended. (2) (8)

10.6	Form of Executive Employment Agreement. (3) (8)

10.6A	Employees Subject to Employment Agreement. (9)

10.8	The Company’s 1998 Stock Option Plan (subsequently amended to increase the share reserve to 550,000). (4) (8)

10.9	The Company’s Variable Deferred Compensation Plan for Executives. (4) (8)

10.9A	Amendment to the Company’s Variable Deferred Compensation Plan for Executives. (4) (8)

10.14	Indemnification Agreement between the Company and David Qualls, Greg Keller, and Michael Mack dated April 28, 1998. (5)

10.15	Office Lease between the Company and Pacific Holding Company, dated September 14, 2001. (7)

10.16	Wells Fargo Bank Credit Agreement, dated December 3, 2001. (7)

10.16A	Amended Wells Fargo Bank Credit Agreement dated February 1, 2003 (11)

10.17	Wells Fargo Bank Revolving Line of Credit Note, dated November 1, 2002. (9)

10.18	Warehouse Lease between the Company and W/C Joint Venture, dated January 12, 2000. (9)

10.19	Warehouse Lease between the Company and Oakmont Industrial Group I, L.P., dated May 31, 2001. (9)

23.1	Consent of Independent Auditors—KPMG LLP

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed September 16, 1995.
(2)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, Amendment No. 3 to Form S-1 filed on May 15, 1995, Exhibit 10.2 is incorporated by reference from Exhibits 10.2 and 10.2A, Exhibit 10.3 is incorporated by reference from Exhibits 10.3 and 10.3A and Exhibit 10.5 is incorporated by reference from Exhibit 10.5 and 10.5A.
(3)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on February 13, 1998.
(4)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on April 28, 1998, as amended by Amendment No. 1 to Form 10-Q filed on April 28, 1998, Amendment No. 2 for Form 10-K filed on August 13, 1999, and Amendment No. 3 for Form 10-Q filed on December 29, 1999.
(5)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form S-1 (No. 33-51267) filed with the SEC on April 29, 1998.
(6)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.
(7)	Incorporated by reference from the Company’s Form 10-K filed with the SEC on December 27, 2001.
(8)	Indicates a management or compensation plan or arrangement required to be identified pursuant to Item 14(c).
(9)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-K filed with the SEC on December 18, 2002.
(10)	Incorporated by reference from the Exhibit number 10.1 filed with the Company’s Form 8-K filed with the SEC on October 1, 2003.
(11)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 10-Q filed with the SEC on August 8, 2003.
(12)	Incorporated by reference from the exhibit filed with the Company’s Form 8-K filed with the SEC on November 25, 2003.