Form 10-Q
period 2003-12-31
GARDEN FRESH RESTAURANT CORP /DE/
filed 2004-02-05
CIK 942133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For quarterly period ended December 31, 2003

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

The number of shares of Common Stock, $.01 par value, outstanding as of February 2, 2004 was 5,836,893. There are no other classes of common stock.

GARDEN FRESH RESTAURANT CORP.

FORM 10-Q

GARDEN FRESH RESTAURANT CORP.

BALANCE SHEETS

(Dollars in thousands, except par value and share amounts)

	September 30, 2003	December 31, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,057	$11,072
Inventories	9,670	9,866
Other current assets	3,601	3,601

Total current assets	24,328	24,539
Property and equipment, net	125,700	122,233
Intangible and other assets	2,465	2,719

TOTAL ASSETS	$152,493	$149,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,243	$3,911
Current portion of long-term debt	17,606	17,649
Accrued liabilities	13,088	12,527

Total current liabilities	34,937	34,087
Deferred income taxes	8,567	8,567
Long-term debt, net of current portion	21,219	18,866
Other liabilities	3,786	4,083
Shareholders’ equity:
Preferred stock, $.001 par value; 2,500,000 shares authorized at September 30, 2003 and December 31, 2003 of which 120,000 shares are designated as Series A Preferred Stock; 0 shares issued and outstanding at September 30, 2003 and December 31, 2003	—	—
Common stock, $.01 par value; 12,000,000 shares authorized at September 30, 2003 and December 31, 2003; 5,824,023 and 5,836,726 issued and outstanding at September 30, 2003 and December 31, 2003, respectively	58	58
Additional paid-in capital	60,890	60,998
Retained earnings	23,036	22,832

Total shareholders’ equity	83,984	83,888

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,493	$149,491

Commitments and contingencies

See notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2002	2003
Net sales	$49,685	$52,078

Costs and expenses:
Costs of sales	12,341	12,858
Restaurant operating expenses:
Labor	16,105	17,032
Occupancy and other expenses	12,721	13,993
General and administrative expenses	3,566	3,434
Restaurant opening costs	55	—
Depreciation and amortization expenses	3,505	3,722
Merger costs	—	431

Total costs and expenses	48,293	51,470

Operating income	1,392	608

Other income (expense):
Interest income	14	17
Interest expense	(970)	(873)
Other income (expense), net	(86)	(135)

Total other expense, net	(1,042)	(991)

Income (loss) before benefit (provision) for income taxes	350	(383)
Benefit (provision) for income taxes	(144)	179

Net income (loss)	$206	$(204)

Basic net income (loss) per common share	$0.04	$(0.03)

Shares used in computing basic net income (loss) per common share	5,754	5,834

Diluted net income (loss) per common share	$0.03	$(0.03)

Shares used in computing diluted net income (loss) per common share	5,931	5,834

See accompanying notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$206	$(204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,505	3,722
Loss on disposal of property and equipment	85	143
Provision for deferred income taxes	315	—
Tax benefit from exercise of common stock options	51	2
Amortization of deferred gain on sale-leaseback of properties	(15)	(9)
Changes in operating assets and liabilities:
Inventories	(509)	(196)
Other current assets	(1,117)	—
Intangible and other assets	(28)	(259)
Accounts payable	(686)	202
Accrued liabilities	(503)	(561)
Other liabilities	160	306

Net cash provided by operating activities	1,464	3,146

Cash flows from investing activities:
Acquisition of property and equipment:
New restaurant development	(2,260)	—
Existing restaurant additions and other capital improvements	(1,136)	(393)
Decrease in construction costs included in accounts payable	(555)	(534)
Proceeds from sale-leaseback transaction	3,097	—

Net cash used in investing activities	(854)	(927)

Cash flows from financing activities:
Repayment of long-term debt	(3,257)	(2,310)
Proceeds from issuance of common stock	265	106

Net cash used in financing activities	(2,992)	(2,204)

Net increase (decrease) in cash and cash equivalents	(2,382)	15
Cash and cash equivalents at beginning of period	5,294	11,057

Cash and cash equivalents at end of period	$2,912	$11,072

Supplemental disclosure of noncash transaction—
Property and equipment asset purchases included in accounts payable and accrued liabilities	$1,204	$433

See accompanying notes to unaudited financial statements.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by Garden Fresh Restaurant Corp. (the “Company”) without audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission and do not necessarily include certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the financial statements and notes thereto for the fiscal year ended September 30, 2003 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

2.    STOCK BASED COMPENSATION

At December 31, 2003, the Company had two stock-based employee compensation plans, which consist of employee stock option grants and the employee stock purchase plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No compensation expense has been recognized for employee stock option grants, which are fixed in nature, as the options have been granted at the fair value of the common stock. No compensation expense has been recognized for the employee stock purchase plan. Had the Company applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, expense for the Company’s stock–based compensation awards and employee stock purchase plan shares issued during the three months ended December 31, 2002 and 2003 would have been determined based on the fair value of the awards at the grant dates, and the Company’s net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)

	December 31,
	2002	2003
Net income (loss), as reported	$206	$(204)
Less: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(229)	(131)

Pro forma net loss	$(23)	$(335)

Net income (loss) per common share:
Basic:
As reported	$0.04	$(0.03)

Pro forma	$0.00	$(0.06)

Diluted:
As reported	$0.03	$(0.03)

Pro forma	$0.00	$(0.06)

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants in fiscal 2003 and 2004: dividend yield of 0.0%, expected volatility of 115.73%, risk-free interest of 3.07%, and expected lives of 5.0 years for each year. The fair value of the employees’ purchase rights pursuant to the employee stock option purchase plan is estimated using the Black-Scholes model with the following assumptions for fiscal 2003 and 2004: dividend yield of 0.0%, expected volatility of 27.86%, risk-free interest of 1.32%, and expected lives of 6 months for each year.

3.    NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed based on the weighted average number of common shares and dilutive potential common shares, which includes options under the Company’s stock option plans computed using the treasury stock method and common shares expected to be issued under the Company’s Employee Stock Purchase Plan.

Potential issuances of common stock of 177,000 and 0 shares for the three month periods ended December 31, 2002 and 2003, respectively, were used to calculate diluted net income (loss) per common share. There were no reconciling items in calculating the numerator for basic and diluted net income (loss) per common share for either of the periods presented. Shares related to stock options of 670,000 and 1,389,000 for the three month periods ended December 31, 2002 and 2003, respectively, were excluded from the calculation of diluted net income (loss) per common share, as the effect of their inclusion would be anti-dilutive.

4.    SALE-LEASE BACK TRANSACTIONS

During the three months ended December 31, 2002, the Company completed a sale-leaseback transaction whereby the Company sold and leased back the land and building for one restaurant site. The Company received net proceeds of $3.1 million from the transaction and recorded a deferred gain of $152,000. The gain is being amortized over the lease term of 20 years. The related lease is being accounted for as an operating lease. There were no sale lease-back transactions during the quarter ended December 31, 2003.

5.    CREDIT AGREEMENTS

On November 1, 2002, the Company entered into a line of credit agreement (Credit Agreement) with a bank. The agreement provides for borrowings up to $6 million under a revolving credit agreement, which includes the $2 million of potential drawings under the letter of credit. The proceeds shall be used to finance the establishment of restaurants and to finance the Company’s working capital requirements, and the letter of credit shall be used as a guarantee in relation to the Company’s insurance agreement with its carrier. Outstanding borrowings for working capital purposes shall not at any time exceed $2.0 million. Borrowings are secured by certain equipment and fixtures of the Company. The outstanding principal balance on this line of credit will carry interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month for the line of credit, and a fee of 1.25% will be charged on the face amount of the letter of credit issued. The Company’s Credit Agreement contains various financial covenants and restrictions. In November 2003, the Credit Agreement was amended to extend the expiration to April 30, 2004. The letter of credit will expire on April 1, 2004. During the third quarter of fiscal year 2003, a letter of credit in the amount of $1,702,000 was issued to the Company’s insurance carrier. As of December 31, 2003, there were no outstanding balances under this agreement and there have been no amounts drawn on the letter of credit, and the Company is in compliance with the financial covenants and restrictions.

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

6.    MERGER COSTS

For the quarter ended December 31, 2003, the Company incurred costs of $431,000 relating to the merger. These costs are comprised primarily of the legal and accounting services, and other related transaction costs related to the pending merger agreement discussed in note 7.

7.    COMMITMENTS AND CONTINGENCIES

The Company is subject to payments under specific contractual obligations and commitments and to various contracts that contain minimum purchase obligations for the purchase of tangible goods. As of December 31, 2003, our non-cancelable commitments under these agreements for fiscal year 2004 is $1,967,000 and in fiscal year 2005 is $558,000. In addition, the Company has a guarantee associated with sub-leased property for the location formally occupied by its Slurp! restaurant. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation, which would be $43,000 for fiscal year 2004, and $2,000 for fiscal year 2005. As of December 31, 2003, the Company believes that the likelihood of non-performance is remote.

The Company has commitments for employment agreements with specific executive officers that provide for, upon termination of these employees without cause, severance equal to one half of the then current annual salary of the terminated employee along with certain other benefits. Additionally, in the event of a termination without cause following a change of control, the employment agreements provide for severance equal to two years of base salary plus two years of bonus. In the event any such severance payment becomes necessary, the amount of such payment will be based upon the current salary and bonus.

On September 29, 2003, the Company entered into an Agreement and Plan of Merger with GF Holdings, Inc. (“GF Holdings”), a Delaware corporation, and GFR Acquisition Company (“Merger Subsidiary”), a Delaware corporation and wholly-owned subsidiary of GF Holdings, pursuant to which Merger Subsidiary is to merge with and into Garden Fresh, with Garden Fresh being the surviving corporation (the “merger”) and becoming a wholly-owned subsidiary of GF Holdings. The merger agreement was amended and restated as filed with the SEC on February 2, 2004 (the “merger agreement”). Any references to “the merger” or a “pending merger” in this report refer to the transaction contemplated by the merger agreement. In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, is to be canceled and converted automatically into the right to receive $16.35 per share in cash. The merger remains subject to customary closing conditions, including the approval of the merger by the Company’s shareholders. In addition, the merger agreement includes a financing condition so that financing to close the merger is a condition to the closing obligations of both Garden Fresh and GF Holdings. The Company expects to hold a special meeting of stockholders to vote on the merger agreement in the second fiscal quarter of 2004. There can be no assurance, however, that the merger will be completed. If the merger agreement is terminated under specific circumstances as set forth in the merger agreement, the Company will be liable to pay GF Holdings a fee of $4.1 million.

As a result of the proposed merger discussed above, on October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et al., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the original merger agreement was entered into in breach of the defendants’ fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the

GARDEN FRESH RESTAURANT CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorneys’ fees, among other relief. The Company believes that this lawsuit is without merit and intends to defend against it vigorously. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any.

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

INTRODUCTION

The statements contained in this Form 10-Q that are not purely historical are forward looking statements, including statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Statements which use words such as “expects,” “will,” “may,” “could,” “anticipates,” “believes,” “intends,” “attempts,” and “seeks” are forward looking statements. These forward looking statements, including statements regarding (i) efficiencies and food costs, (ii) management’s ability in determining and using estimates and judgments used in the preparation of the financial statements, (iii) the Company’s ability to make capital improvements to existing restaurants, (iv) the expenses and performance of the restaurants, (v) the expenses associated with increased insurance premiums, (vi) the expected increase of occupancy and other costs, (vii) the anticipation of an increase to the provisional income tax rate, (viii) the need to obtain additional financing, (ix) future restaurant sales, (x) the Company’s expectations regarding increased competition and its ability to compete against other companies, (xi) strategic marketing programs and effects of such programs, (xii) the sufficiency of the Company’s sources of cash to meet its requirements, (xiii) the result of litigation and its impact on the Company, (xvii) the impact of new accounting standards, and (xiv) the ability to complete the pending merger transaction referred to in this report, the timing of events related thereto and the additional costs to be incurred related to this transaction, are all based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements.

There is intense competition in the quick casual service restaurant industry with respect to market share, restaurant locations, labor, menu and product development. The Company competes primarily on the basis of quality and value of the food products offered, quality of service, price, dining experience, restaurant location and the ambiance of the facilities against individually owned restaurants as well as other national and regional chains, some of which have significantly greater financial resources and market penetration. The Company’s results of operations depend upon the effectiveness of its strategies as compared to its competitors’, and can be adversely affected by aggressive competition from numerous and varied competitors in all areas of business, including new product introductions, promotions and discounting. In addition, restaurant sales can be affected by factors, including but not limited to, economic and political conditions, demographic changes, consumer preferences, tastes and spending patterns, perceptions about the health and safety of food products and severe weather conditions. It is important to note that the Company’s actual results could differ materially from expectations. Among the factors that could cause actual results to differ materially are the factors set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Risks.” The Company’s plans to increase operational efficiency could be affected by escalating costs of both utilities and fuel, as well as increased labor costs. The Company’s results of operations can also be adversely affected by increasing occupancy and insurance cost, labor costs, interest rates, inflation, recession and other factors over which the Company has no control. Other factors that may cause actual results to differ materially from expectations include changes in accounting standards, policies and practices; new legislation and governmental regulation; potential variances between estimated and actual liabilities, including litigation costs; and the possibility of unforeseen events affecting the industry in general. There can be no assurance as to when, if ever, these trends can or will be reversed or that earnings will not be materially affected.

This discussion of uncertainties is not exhaustive. Additional risk factors associated with our business are detailed in our most recent Annual Report on Form 10-K filed with the SEC.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release Numbers 33-8050 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has identified the following significant judgments and estimates used by management in the preparation of the Company’s unaudited financial statements. The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the Company’s reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to impairment of long-lived assets, accruals for workers’ compensation and general liability insurance claims, and contingencies and litigation. These estimates are based on the information that is currently available to management and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Management believes that the following are the more significant judgments and estimates used in the preparation of the Company’s unaudited financial statements:

•	The Company periodically assesses the impairment of long-lived assets to be held for use whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held for use is based on expectations of future undiscounted cash flows from the related operations, and when circumstances dictate, the Company adjusts the asset to the extent the carrying value exceeds the fair value of the asset. Judgments made by the Company related to the expected useful lives of long-lived assets and its ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, and changes in operating performance. As the Company assesses the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause the Company to realize a material impairment charge, which would result in decreased results of operations, and potentially decrease the carrying value of these assets.

•	The Company maintains an accrual for workers’ compensation and general liability claims which are recorded in the accrued liabilities section of the balance sheets. The Company determines the adequacy of these accruals by evaluating (1) information periodically provided by its carrier regarding the Company’s historical experience and trends relating to insurance claims and payments, and (2) industry experience and trends related to insurance claims and payments. The Company also consults with its carrier regarding the carrier’s expectation of future trends to determine necessary accruals. If such information indicates that the accruals are overstated or understated, the Company will adjust the assumptions utilized in its methodologies and reduce or provide for additional accruals as appropriate. An increase or decrease to the workers’ compensation or general liability claims would affect the Company’s results of operations by increasing or decreasing the Company’s employee benefits expense. An increase or decrease to the general liability claims accrual would affect the Company’s results of operations by increasing or decreasing the Company’s occupancy and other expense.

•

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include landlord disputes, professional liability, employee-related matters, and investigations by governmental agencies regarding employment practices. During the quarter the Company has settled and paid the dispute previously outstanding with a landlord relating to common area maintenance charges as well as the claim from a former employee relating to employee matters. On October 2, 2003, a purported stockholder class action lawsuit relating to the merger was filed against the Company and other defendants. The claims have not progressed sufficiently for the Company to estimate a range of possible exposure, if any, and accordingly, the Company has not recorded a liability for its estimated losses under this dispute. The Company is not aware of any additional pending or threatened litigation that it believes is reasonably likely to have a material adverse effect on its results of operations. Should the Company become aware of such claims or should the Company be able to estimate the range of possible exposure for the stockholder class action lawsuit, it will re-evaluate the probability of an adverse outcome and provide new or additional accruals for such contingencies as necessary.

Financial Highlights

The most significant events that occurred during the quarter that affected financial results were as follows:

•	Increase in Net Sales - Net sales for the first quarter, based on 97 salad buffet restaurants in operation at December 31, 2003, increased 4.8% to $52.1 million from $49.7 million in the same period in fiscal 2003, when the company operated 95 restaurants. Same store sales for the quarter increased 3.3% over the same period in fiscal 2003, when there were 95 restaurants in the same store sales base, and were driven entirely by increased guest counts during the quarter. Management attributes this increase in same store sales to the marketing programs in effect and to the overall improvement in the economy during the quarter.

•	Increase in Restaurant Operating Expenses – Restaurant operating expenses in total and as a percent of sales during the first quarter were higher than the same period last year principally due to the two additional stores that were opened during the second quarter of 2003 and increased costs associated with increased marketing costs for programs implemented during the quarter.

•	Merger Costs – During the quarter, the Company incurred $0.4 million in costs relating to the pending merger for legal and accounting services as well as other transaction related costs.

•	Increase in Effective Tax Rate– For the first quarter of fiscal 2004, the provisional income tax rate as a percentage of income (loss) before taxes increased 5.6 percentage points to 46.7% from 41.1% for the comparable period in fiscal 2003 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates, and a larger amount of permanent differences between GAAP (Generally Accepted Accounting Principles) and taxable income associated with the merger costs, which are non-deductible for tax purposes.

QUARTERLY RESULTS

The following table sets forth the percentage of net sales of certain items included in the Company’s statement of operations for the periods indicated.

(Unaudited)

	Three months ended December 31,
	2002	2003
Statement of Operations Data:
Net sales	100.0%	100.0%

Costs and expenses:
Costs of sales	24.8	24.7
Restaurant operating expenses:
Labor	32.4	32.7
Occupancy and other expenses	25.6	26.9
General and administrative expenses	7.2	6.6
Restaurant opening costs	0.1	—
Depreciation and amortization expenses	7.1	7.1
Merger costs	—	0.8

Total costs and expenses	97.2	98.8

Operating income	2.8	1.2
Interest income	—	—
Interest expense	(1.9)	(1.7)
Other income (expense), net	(0.2)	(0.2)

Income (loss) before benefit (provision) for income taxes	0.7	(0.7)
Benefit (provision) for income taxes	(0.3)	0.3

Net income (loss)	0.4%	(0.4)%

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2003

Net Sales. Net sales for the first quarter of fiscal 2004 increased 4.8% to $52.1 million from $49.7 million for the comparable 2003 period primarily due to the two additional restaurants that were opened during the second quarter of fiscal 2003 and to an increase in comparable restaurant sales of 3.3% driven entirely by increased guest counts. See “Business Risks—Certain Operating Results and Considerations”.

Costs of Sales. Costs of sales for the first quarter of fiscal 2004 increased 4.9% to $12.9 million from $12.3 million for the comparable 2003 period as a result of increased sales. As a percentage of net sales, costs of sales decreased 0.1 percentage points to 24.7% from 24.8% since the comparable 2003 period due to the utilization of a two-week menu across the Company during the first quarter of fiscal year 2004, which resulted in efficiencies and reduced costs achieved through standardization, as well as additional vendor rebates received during the quarter for larger volume discounts. There is no guarantee that the Company will continue to achieve efficiencies and lower food cost from its efforts to standardize its menu or that it will not introduce higher cost promotional items in the future, which would result in an increase in costs of sales as a percentage of sales. See “Business Risks—Certain Operating Results and Considerations”.

Labor Expense. Labor expense for the first quarter of fiscal 2004 increased 5.6% to $17.0 million from $16.1 million for the comparable 2003 period due primarily to the addition of two new restaurants and a stand-alone kitchen facility during the second quarter of fiscal 2003. As a percentage of net sales, labor increased 0.3 percentage points to 32.7% from 32.4% since the comparable 2003 period due to higher wage rates across markets, increased health and workers’ compensation insurance premiums for restaurant employees due to escalating rate pressures from the insurance industry, and increased costs for employee benefits, partially offset by efficiencies achieved by programs put in place to better utilize crew labor hours and reduce the number of managers in each restaurant. The Company expects health and workers’ compensation insurance premiums to continue to increase, especially in California, its largest employment base, resulting in increased employee benefits expense. See “Business Risks – Minimum Wage”.

Occupancy and Other Expenses. Occupancy and other expenses increased 10.2% for the first quarter of fiscal 2004 to $14.0 million from $12.7 million for the comparable 2003 period. Occupancy and other expenses as a percentage of net sales increased 1.3 percentage points to 26.9% from 25.6% for the comparable 2003 period. The increase as a percentage of net sales is the result of an increase in marketing expense related to promotions in effect during the first quarter of fiscal 2004, increases in rent due to the two additional stores and the stand-alone central kitchen facility that were opened since the prior period and base rent from Consumer Price Index (CPI) escalations for leased sites. In addition, part of the increase can be attributed to higher utility costs and increased liability and property insurance costs as a result of increased rate pressure throughout the insurance industry. The Company anticipates occupancy and other expenses to increase as it continues to experience rising insurance premiums, increasing rent expense resulting from CPI escalation clauses under operating leases and higher repair and maintenance expenses relating to its aging restaurant base. Should the Company undertake additional sale-leasebacks of existing sites it would incur increased base rent related to new leases at those sites but experience a decrease in depreciation expense related to the sale of those assets. See “Business Risks – Planned Marketing Expenditures” and “Business Risks – Other Operating Expenditures”.

General and Administrative Expenses. General and administrative expenses decreased 5.6% for the first quarter of fiscal 2004 to $3.4 million from $3.6 million for the comparable 2003 period. As a percentage of net sales, general and administrative expenses decreased 0.6 percentage points to 6.6% from 7.2% since the comparable 2003 period. The Company incurred lower expenditures in the areas of professional services, training, and travel, all of which were higher during the first quarter of fiscal year 2003 to support the two new stores and one stand-alone kitchen facility that were opened in January 2003.

Restaurant Opening Costs. There were no restaurant opening costs incurred for the first quarter of fiscal 2004, as there were no new restaurants opened during the period, and no new restaurants planned to open for the remainder of fiscal year 2004. In the same period of the prior year, restaurant opening costs were $55,000 related to the two stores and stand-alone central kitchen facility that were opened in January 2003.

Depreciation and Amortization. Depreciation and amortization for the first quarter of fiscal 2004 increased 5.7% to $3.7 million from $3.5 million for the comparable 2003 period. Depreciation and amortization as a percentage of net sales remained consistent at 7.1% of sales. This increase in the amount of depreciation is the result of additional expense related to the opening of two new restaurants and the stand-alone kitchen facility since the comparable 2003 period.

Merger Costs. The Company incurred costs of $431,000 related to the merger activities that occurred during the first quarter of fiscal 2004. These costs include fees paid for legal and accounting services and other transaction related costs. These expenses are expected to continue until the merger transaction is completed. The total amount of these costs is not determinable at this time.

Interest Income. Interest income for the first quarter of fiscal 2004 increased 21% to $17,000 from $14,000 for the comparable 2003 period as a result of increased investing activity compared to the same period in the prior year.

Interest Expense. Interest expense for the first quarter of fiscal 2004 decreased 10% to $0.9 million from $1.0 million for the comparable 2003 period as a result of both lower interest rates and a reduction in debt balances since the comparable period in the prior fiscal year.

Other Expense, net. Other expense, net for the first quarter of fiscal 2004 was $135,000 compared to $86,000 for the comparable 2003 period. The additional expense for the 2004 period is due to increased asset disposals during the first quarter of fiscal 2004 compared to the same period in fiscal 2003.

Provision for Income Taxes. For the first quarter of fiscal 2004, the provisional income tax rate as a percentage of income (loss) before taxes increased 5.6 percentage points to 46.7% from 41.1% for the comparable period in fiscal 2003 as a result of higher apportionment of taxable earnings to states such as California and Illinois that have greater marginal income tax rates, and a larger amount of permanent differences between GAAP (Generally Accepted Accounting Principles) and taxable income associated with the merger costs, which are non-deductible for tax purposes. The Company anticipates that it will continue to experience the effects of apportionment on its taxable earnings should it continue to expand into or continue to concentrate within states with greater marginal income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal capital requirement has been both for funding the development of new restaurants and improving existing restaurants. The Company finances its cash requirements principally from cash flows from operating activities, bank debt, mortgage financing, equipment lease financing, sale-lease back of owned properties and the sale of Company stock. Cash and cash equivalents have remained consistent at $11.1 million at December 31, 2003 and at the beginning of the fiscal year.

Capital expenditures totaled $0.9 million during the first three months of fiscal 2004 and $3.9 million for the comparable period in fiscal 2003. For the first three months of fiscal 2004, the Company paid $0.9 million (including the decrease in accrued construction costs included in accounts payable and accrued liabilities) for capital improvements at existing restaurants. The Company currently does not have plans to open any restaurants in fiscal 2004. During the first three months of fiscal 2003, the Company made capital expenditures of $2.8 million (including the decrease in construction costs included in accounts payable and accrued liabilities) for construction of two new restaurants and a stand-alone kitchen facility, which opened during the second quarter of fiscal 2003, and $1.1 million for capital improvements at existing sites. The cash investment to open a new restaurant excludes restaurant opening costs and typically includes the purchase or installation of furniture, fixtures, equipment and leasehold improvements, and in the case of an owned site, the purchase of land and a building.

During the first three months of fiscal 2004, the Company generated $3.1 million in cash flows from operating activities, and received $0.1 million from the sale of the Company’s Common Stock pursuant to stock option plans and the Company’s Employee Stock Purchase Plan. In addition, the Company made repayments of $2.3 million towards its long-term debt obligations during the three months ended December 31, 2003.

The Company’s current assets increased $0.2 million to $24.5 million at December 31, 2003 from $24.3 million at September 30, 2003 primarily due to the increases in cash and cash equivalents, and inventories. The Company’s current liabilities decreased $0.9 million to $34.1 million at December 31, 2003 from $35.0 million at September 30, 2003 primarily due to a decrease in accrued liabilities and accounts payable, offset by an increase in the current portion of long-term debt. The Company and the restaurant industry in general maintain insignificant receivables and vendors grant trade credit for purchasing food and supplies. Inventories have increased $196,000 from September 30, 2003 in order to support the two new stores and stand-alone kitchen facility opened in second quarter of fiscal year 2003. The Company also continues to invest in the business through the refurbishment of existing restaurants, which are reflected as long-term assets and not as part of working capital. There can be no assurance that these trends will be indicative of future performance.

As of December 31, 2003, the Company operated 97 restaurants. The Company currently owns the land or land and buildings for 24 restaurants, including the land for two sites related to future openings. The Company did not open any restaurants during the three months ended December 31, 2003, and has no plans for future restaurant openings for the remaining part of fiscal year 2004. As a result, the Company did not incur any expenses related to restaurant openings for the first quarter of 2004. The Company incurred restaurant opening costs of $55,000 during the three months ended December 31, 2002 related to the opening of two new restaurants and one stand-alone kitchen facility that opened during January 2003. See “Business Risks – Expansion Risks.”

The Company requires capital principally to grow the business through new restaurant construction, as well as to maintain, improve and refurbish existing restaurants, and for general operating purposes. In addition to funds generated from operations, the Company may need to obtain external financing in the form of a sale-lease back of owned properties and long-term debt financing to complete its long-term plans for expansion of new restaurants and improvements to existing restaurants and meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing it may be forced to cease improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $36.5 million outstanding at December 31, 2003. Based upon current levels of operations and anticipated growth in fiscal year 2005, the Company expects that cash flows from operations, combined with other financing alternatives available, will be sufficient to meet debt service, capital expenditures and working capital requirements for the foreseeable future. See “Business Risks – Capital Requirements.”

The Company is subject to a number of covenants under various debt instruments, including limitations on additional borrowings, acquisitions, capital expenditures, lease commitments and dividend payments, as well as requirements to maintain certain financial ratios, cash flows and net worth. As of December 31, 2003, the Company was in compliance with all such covenants.

If the merger agreement is terminated under specific circumstances as set forth in the merger agreement, the Company will be liable to pay GF Holdings a fee of $4.1 million.

Total debt outstanding decreased $2.3 million to $36.5 million, including the line of credit balance, at December 31, 2003 from $38.8 million at the beginning of the fiscal year. The Company is also subject to payments under specific contractual obligations and commitments. A summary of those contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Payments due by period as of December 31, 2003 (In thousands)
Contractual obligations	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter	Total
Long-term debt	$17,649	$17,876	$990	$—	$36,515
Operating leases	14,089	25,433	22,345	85,737	147,604
Minimum purchase obligations (1)	1,967	558	—	—	2,525

Total cash contractual obligations	$33,705	$43,867	$23,335	$85,737	$186,644

	Amount of commitment expiration per period as of December 31, 2003 (In thousands)
Commercial commitments	Less than 1 year	1 – 3 years	3 – 5 years	Thereafter	Total
Guarantee (2)	$43	$2	$—	$—	$45
Letter of credit (3)	1,702	—	—	—	1,702

Total commercial commitments	$1,745	$2	$—	$—	$1,747

(1)	Consists of procurement contracts with minimum purchase obligations related to tangible goods.
(2)	Consists solely of guarantee associated with sub-leased property. The Company is not aware of any non-performance under the sub-lease arrangement that would result in our having to perform in accordance with the terms of the guarantee and accordingly, has not recorded a liability related to this guarantee. In the event of non-performance under the arrangement, the Company would be required to fulfill the lease obligation.
(3)	Letter of credit agreement is a security for the performance under the Company’s insurance agreement with its carrier. The agreement will remain in effect until the carrier deems the policy has no remaining liability. The carrier can draw on the letter of credit in the event of non-renewal by the bank or if the Company fails to reimburse the carrier up to an amount equal to the carrier’s claim for reimbursement. The letter of credit agreement with the bank is for an amount not to exceed $1,702,000 and expires on April 1, 2004, however is deemed to be automatically extended without amendment for one year after the expiration date. As of December 31, 2003, there have been no amounts drawn on the letter of credit. As part of establishing the letter of credit, the Company paid a fee of $19,500 in fiscal year 2003.

The Company is not aware of any other factors, which are reasonably likely to affect its liquidity, other than those discussed above and disclosed as business risks and risk factors disclosed in the Company’s Form 10-K filed with the SEC. While the Company has noted that certain operating expenses, including insurance and occupancy costs, are rising and the economy has slowed down, the Company believes that there are sufficient funds available from operations, the existing credit facility and the sale lease-back of restaurant properties to accommodate the Company’s future operations.

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

NEW ACCOUNTING STANDARDS

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The Company adopted SFAS No. 149 in the first quarter of fiscal year 2004. Adoption did not have a material impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company adopted SFAS No. 150 and it did not have a material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46, as amended, applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this accounting pronouncement has had or will have a material impact on our financial statements.

BUSINESS RISKS

The Company’s business is subject to a number of risks. A comprehensive summary of such risks can be found in the Company’s Form 10-K. In addition to other information in this Form 10-Q, shareholders and prospective investors should consider carefully the following factors in evaluating the Company and its business.

Certain Operating Results and Considerations

The Company does not believe it has significant latitude to achieve comparable restaurant sales growth through price and/or guest count increases, and, as a result, the Company does not believe that recent comparable restaurant sales are indicative of future increases. The Company believes that it may from time to time in the future experience declines in comparable restaurant sales, and that any future increases in comparable restaurant sales may be modest.

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

The Company incurs substantial costs in opening a new restaurant and, in the Company’s experience, new restaurants experience fluctuating operational levels for some time after opening. In the Company’s experience, operational expenses tend to stabilize over a period of three to fifteen months after a store opens. Owned restaurants generally require significantly more upfront capital than leased restaurants. As a result, an increase in the percentage of owned restaurant openings as compared to historical practice would increase the capital required to meet the Company’s operational plans. There can be no assurance that the Company will successfully expand into new regions or that the Company’s existing or new restaurants will be profitable. The Company has encountered intense competition for restaurant sites, and in many cases has had difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company’s competitors are willing and able to pay more than the Company for sites. The Company expects these difficulties in obtaining desirable sites to continue for the foreseeable future. See “Business Risks—Restaurant Industry and Competition”.

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

Capital Requirements

In addition to funds generated from operations, the Company may need to obtain external financing in the form of sale-lease back of owned properties and long-term debt financing to sufficiently finance improvements to existing restaurants for the remainder of fiscal year 2004 and beyond and to meet principal payments on its existing loans. There can be no assurance that such funds will be available when needed and should the Company not be able to obtain such financing, it may be forced to severely curtail, or entirely suspend, the development of new restaurants at its desired pace and to make improvements to existing restaurants. Additionally, should the Company’s results of operations decrease it may not have the ability to pay its debt of $36.5 million outstanding at December 31, 2003.

Cost Sensitivity

The Company’s profitability is highly sensitive to increases in food, labor, insurance costs and other operating costs. The Company’s dependence on frequent deliveries of fresh produce and groceries subjects it to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, increasing food, labor, employee benefit costs (including increases in hourly wage and minimum unemployment tax rates – See “Business Risks—Minimum Wage”), rent increases resulting from the CPI rent escalation provisions in the Company’s leases, escalating insurance costs for health benefits, general liability, property and workers’ compensation coverage, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent relatively favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, both insurance and energy costs have increased at much higher than historical rates in the Company’s core market, California, and other regions. Should these cots continue to increase, the food and labor costs will unfavorably impact the results of operations. However, there can be no assurance to what extent that these conditions will continue or that the Company will have the ability to control costs in the future. See “Business Risks – Reliance on Key Suppliers and Distributors”.

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

Planned Marketing Expenditures

The Company has incurred increased marketing expenditures during the first three months of fiscal 2004 as an attempt to increase guest counts. A significant portion of the Company’s external marketing effort consists of attracting guests through the use of freestanding inserts (“FSIs”), print media, and radio advertising as a means to increase market awareness. In addition, the restaurants often co–sponsor fund–raising events in the restaurants for local charitable and other community organizations. There can be no assurance that the marketing and promotion strategies discussed herein will be successful or benefit the Company by increasing guest counts or achieving higher net sales in the future.

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

During the quarter ended December 31, 2002, the Company converted one location to leased from owned as part of a plan to reduce debt. There were no such conversions during the quarter ended December 31, 2003. Such conversions result in an increase in store rent expense (partially offset by a decrease in building depreciation expense) for the converted location. Should the Company continue to convert owned locations to leased locations, store rent expense will continue to increase as a result.

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

Legal Matters

On September 29, 2003, the Company entered into a merger agreement pursuant to which Merger Subsidiary will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. On October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et al., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the original merger agreement was entered into in breach of the defendants’ fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorneys’ fees, among other relief. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

Certain Risks Associated with the Merger

On September 29, 2003, the Company entered into a merger agreement, pursuant to which Merger Subsidiary will merge with and into Garden Fresh, with Garden Fresh being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. In the merger, each issued and outstanding share of the Company’s common stock, par value $0.01 per share, will be canceled and converted automatically into the right to receive $16.35 per share in cash. The merger remains subject to customary closing conditions, including the approval of the merger by the Company’s shareholders. In addition, the merger agreement includes a financing condition so that financing to close the merger is a condition to the closing obligations of both Garden Fresh and GF Holdings. The Company expects to hold a special meeting of stockholders to vote on the merger agreement in the second fiscal quarter of 2004. There can be no assurance, however, that the merger will be completed.

Since the announcement of the pending merger, the trading in the Company’s stock has been influenced by the market expectations about the closing of the merger. If the merger fails to close or is delayed, that may have a material adverse impact on the business of the Company and market price for the Company’s stock.

If the merger agreement is terminated under specific circumstances as set forth by the merger agreement, the Company will be liable to pay GF Holdings a fee of $4.1 million.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On November 1, 2002, the Company entered into a line of credit agreement (Credit Agreement) with Wells Fargo Bank. This credit agreement provides for borrowings up to $6 million under a revolving credit agreement that will bear interest at either the prime rate or LIBOR plus 2% with interest payable at the beginning of each month. In November 2003, the Credit Agreement was amended to extend the maturity date until April 30, 2004. At December 31, 2003 there was no outstanding balance under this agreement and there have been no amounts drawn against the letter of credit during the quarter ended December 31, 2003. Should the Company draw from this line of credit or draw against the letter of credit, changes in short-term interest rates could affect the Company’s line of credit interest rate, increasing interest expense and likewise decreasing earnings and cash flow. The Company cannot predict market fluctuations in interest rates and their impact on debt, nor can there be any assurance that long-term fixed rate debt will be available at favorable rates, if at all. Consequently, future results may differ materially from the estimated results due to adverse changes in interest rates or debt availability.

The majority of the Company’s outstanding long-term debt balance at December 31, 2003 of $36.5 million is financed through loans from lending institutions with fixed interest rates. As such, the Company does not believe that changes in short-term interest rates would have a material impact on interest expense related to these loans or significantly decrease results of operations or cash flow. However, if the Company chose to refinance any amounts due in fiscal year 2004, the Company may be subject to changes in short-term rate fluctuations, which may decrease or increase results of operations and cash flow.

The Company did not have any foreign currency or other market risk or any derivative financial instruments at December 31, 2003.

ITEM 4:	CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our principal executive and principal financial officers we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. There were no changes in internal control over financial reporting that would require additional disclosure under Regulation S-K 308(c).

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 29, 2003, the Company entered into an Agreement and Plan of Merger with GF Holdings, Inc., a Delaware corporation, and GFR Acquisition Company, a Delaware corporation and wholly-owned subsidiary of GF Holdings, pursuant to which Merger Subsidiary will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly-owned subsidiary of GF Holdings. On October 2, 2003, a purported stockholder class action lawsuit was filed in the San Diego Superior Court against the Company, its directors and 25 unnamed “Doe” defendants entitled Allan Aites v. Garden Fresh Restaurant Corp., et al., Case No. GIC818850. The suit alleges that the individual defendants breached their fiduciary duty to the Company’s stockholders in connection with the merger by advancing their individual interests at the expense of the Company’s stockholders. The complaint also alleges that the individual defendants failed to properly value the Company, ignored conflicts of interest in connection with the merger and failed to engage in arm’s length negotiations in the merger. The complaint seeks: (i) a declaration that the original merger agreement was entered into in breach of the defendants’ fiduciary duties; (ii) an injunction against the defendants preventing them from consummating the merger unless a procedure or process is adopted to obtain the highest possible price for the stockholders; (iii) disclosure of fourth quarter financial information; (iv) rescission of the merger agreement; (v) such other equitable relief as the court deems appropriate; and (vi) an award of attorneys’ fees, among other relief. A hearing on the defendants’ demurrer and application to have the complaint dismissed has been scheduled by the Court for February 6, 2004. The Company believes that this lawsuit is without merit and intends to defend against it vigorously.

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

Item 2. Changes in Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

The Exhibits required by Item 6(a) of the report are listed in the Exhibit Index on page 30 herewith.

Reports on Form 8-K:

A report on Form 8-K was filed by the Company on October 1, 2003 relating to the issuance of a press release entitled “Garden Fresh Restaurant Corp. to Merge with an Affiliate of Fairmont Capital, Inc. Garden Fresh Stockholders to Receive $16.35 Per Share in the Merger” described therein and the filing of the Agreement and Plan of Merger dated September 29, 2003, by and among Garden Fresh Restaurant Corp., GF Holdings, Inc. and GFR Acquisition Company.

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

DATED:	GARDEN FRESH RESTAURANT CORP.
February 5, 2004	(Registrant)

/s/ MICHAEL P. MACK
Michael P. Mack
Chief Executive Officer/President (Principal Executive Officer)

/s/ DAVID W. QUALLS
David W. Qualls
Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger dated as of September 29, 2003, by and among Garden Fresh Restaurant Corp., GF Holdings, Inc. and GFR Acquisition Company. (1)

3.1	Restated Certificate of Incorporation of Garden Fresh Restaurant Corp. (2)

3.2	Certificate of Designation, Preferences and Right of the Terms of the Series A Preferred Stock, as filed with the Delaware Secretary of State on February 23, 2001. (3)

3.3	Bylaws of Garden Fresh Restaurant Corp., as amended. (4)

4.1	Rights Agreement between the Company and Equiserve Trust Company, N.A., dates as of February 15, 2001. (3)

10.16B	Amended Wells Fargo Bank Revolving Line of Credit Note, dated November 25, 2003

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

(1)	Incorporated by reference from the Exhibits with corresponding numbers filed with the Company’s Form 8-K filed with the SEC on February 2, 2004.
(2)	Incorporated by reference from Exhibit 4.1 filed with the Company’s Registration Statement on Form S-8 (No. 33-93568) filed June 16, 1995.
(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on February 15, 2001.
(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (No. 33-90404), as amended by Amendment No. 1 to Form S-1 filed on April 19, 1995, Amendment No. 2 for Form S-1 filed May 8, 1995, and Amendment No. 3 to Form S-1 filed on May 15, 1995..